Form 10-K
period 2007-12-31
IPC The Hospitalist Company, Inc.
filed 2008-03-28
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33930

IPC THE HOSPITALIST COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4562058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4605 Lankershim Boulevard, Suite 617 North Hollywood, California	91602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 447-2362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 29, 2008 was $139,233,014. The Registrant’s common stock was not publicly traded as of June 30, 2007, and began trading on the NASDAQ Global Market on January 25, 2008. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant and owners of more than 5% of the Registrant’s common stock are assumed to be affiliates of the Registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 29, 2008, there were 14,844,934 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2007.

IPC The Hospitalist Company, Inc.

FORM 10-K

ANNUAL REPORT

In this Annual Report on Form 10-K (the “Report”), unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

Forward-Looking Statements

This Report including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

Founded in 1995 by Chairman and Chief Executive Officer Adam D. Singer, M.D., we were incorporated in Delaware in January 1998. Our principal executive offices are located at 4605 Lankershim Boulevard, Suite 617,

North Hollywood, California 91602. Our telephone number is (888) 4IPC-DOC (888-447-2362). We maintain a website at www.hospitalist.com. Information contained on our website is not a part of, and is not incorporated by reference into, this Report.

Our Company assists hospitals and payors in improving quality of care, increasing operating efficiencies and reducing costs. Our Company, through our affiliated hospitalists, provides, manages and coordinates the care of hospitalized patients and serves as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or their specialties. We also provide our affiliated hospitalists with the infrastructure, information management systems, specialized training programs and administrative support necessary to perform these services. We believe we are an attractive employer to hospitalists, whether practicing as individuals or in groups, because our administrative services help reduce the burden associated with managing a physician practice. Likewise, we believe hospitalists choose to affiliate with us because of our leadership position, financial resources, technology-based infrastructure, commitment to training and development, and our performance-based compensation. We provide a comprehensive solution of clinical and management experience, proprietary technology and high quality of care to healthcare constituents, which we believe provides us with a sustained competitive advantage to capitalize on the rapid growth in demand for hospitalists.

Our Company and Our Solution

We provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2007, we employed or affiliated with 546 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited from practicing medicine and include these entities in our consolidated financial statements.

We generate approximately 95% of our revenues through our affiliated hospitalists’ patient encounters at hospitals and other inpatient facilities including acute, sub-acute and long-term care settings. Patients are referred to our affiliated hospitalists through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues are substantially comprised of contracts with the hospitals and other inpatient facilities to provide hospitalist services.

Patients

Each major constituent of the healthcare delivery system, including patients, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, and health plans, can benefit from better coordinated inpatient care. We are positioned to assist each of these constituents in finding solutions to many of the challenges associated with patient care at inpatient facilities.

Patients frequently experience medical conditions at unpredictable times and may require admission to a hospital when their primary care physician is unavailable or patients may not have a primary care physician. The quality or the perception of the care received by the patient may suffer as a result of the limited availability of dedicated physicians in the inpatient setting to answer patient questions and provide continuity throughout the inpatient experience. Uncoordinated communication between healthcare providers, patients and family members often negatively affects the inpatient experience and may also impact patient outcomes.

In addition to providing medical services, our affiliated hospitalists are trained to serve as team leaders in coordinating inpatient care and providing a consistent, single point of contact for patients, family members and medical professionals. Our affiliated hospitalists facilitate the communication of patient information in the inpatient setting and, after the patient is discharged, often assist with the transition to outpatient or other post-hospital care by communicating with the outpatient physician provider. In the event a patient does not have a primary care physician, our hospitalists refer the patient to physicians or clinics in the area.

Primary Care Physicians

Primary care physicians are typically focused on treating patients in an office-based setting, not an inpatient facility. The time spent making hospital rounds may reduce the time available for primary care physicians to treat patients in their offices, which can result in lower earnings for the physician. In addition, an inpatient’s medical needs may be unpredictable and require the primary care physician to provide off-hour attention and unscheduled care. Even within the confines of the provision of office-based services, the burden on primary care physicians is increasing because of the continuing reduction in the average length of inpatient stays and the corresponding increase in the acuity of patients treated in an outpatient setting.

We train and support our affiliated hospitalists to manage the care of hospitalized patients, enabling them to assume the inpatient care responsibilities that were previously provided by the primary care physician. As a result of our services, primary care physicians have the opportunity to spend more time treating office-based patients, which may increase their earnings. Our hospitalist programs result in reduced on-call time for primary care physicians and relieve practice demands during evenings and weekends. Our affiliated hospitalists also coordinate the discharge and transition of inpatients to outpatient care by communicating with patients’ primary care physicians after discharge from an inpatient facility. We believe that this communication also enhances patients’ continuity of care.

Specialists

Specialist physicians are trained to focus on specific procedures or medical conditions. As a result, specialists often desire to limit their practice to their medical specialty. Hospitalized patients, however, frequently experience multiple medical issues that require consideration and coordination among several specialists and other care providers. For example, an orthopedic surgeon treating an elderly patient must consider the patient’s other medical conditions, such as diabetes or hypertension, which can be treated by our affiliated hospitalists or other healthcare providers.

Our affiliated hospitalists focus on the needs of hospitalized patients, thereby relieving specialists of primary responsibility for certain unrelated clinical issues in the inpatient setting and providing these specialists with an opportunity to focus on their specialty. We believe that this enhances the productivity of specialists. Our affiliated hospitalists also serve as a liaison between specialists and patients, primary care physicians, other care providers, and family members.

Acute Care Hospitals

Acute care hospitals must provide consistent and reliable care despite potentially having hundreds of admitting physicians who each have their own methods of care, preferences for medications and differing utilization and review processes. The resulting process variability can lead to an increased number of clinical errors, higher medical costs and deficiencies in medical record documentation which can lead to reimbursement and regulatory issues. Acute care hospitals may experience difficulty finding available physicians as a result of the reluctance of some medical staff members to assume the care of unassigned patients. This is further complicated by the statutory and organizational limitations on intern and resident duty hours. Acute care hospitals also face the challenge of providing medical care to indigent patients. Acute care hospitals may experience emergency department overcrowding caused by an often large number of unassigned patients seeking admission to the hospital through the emergency department.

Our hospitalist programs are structured to provide acute care hospitals with a consistent on-site physician presence that typically results in fewer admitting physicians overseeing patients in the hospital, thereby reducing process variability and enhancing the ability to implement standardized practices. Our affiliated hospitalists’ consistent presence in the facilities leads to more efficient processes within the acute care hospitals, which can improve clinical outcomes, decrease average length of inpatient stay and lower costs per day. By concentrating the care of more patients with relatively fewer physicians, hospitals can more easily implement new initiatives and enhance compliance with protocols. We believe our hospitalist training programs lead to improved medical record documentation, which can improve hospital reimbursement and result in better regulatory compliance. Overall, through our hospitalist programs, we provide acute care hospitals with increased patient coverage, rapid response times, efficient management of care for insured and indigent patients and increased emergency department throughput.

Alternative Sites of Inpatient Care

Alternative sites of inpatient care, such as long-term acute care facilities, specialty hospitals, psychiatric facilities, rehabilitation hospitals and skilled nursing facilities, face many of the same challenges as acute care hospitals. Alternative sites of inpatient care may face additional challenges related to the narrow breadth of physician coverage that is typically available at such sites.

Our affiliated hospitalists provide alternative sites of inpatient care with consistent on-site physician availability and experience, which benefits the alternative site of inpatient care facility by providing a single point of contact and enhancing regular communication with other healthcare constituents outside the site of care. By coordinating inpatient care at such facilities, our affiliated hospitalists manage the appropriate utilization of patient care to the benefit of both the facility and the patient.

Health Plans

Health plans face significant increases in costs caused by inconsistent healthcare practices, redundant diagnostic tests, inefficient discharge coordination between hospitals and outpatient physician providers and process variability. In addition, health plans can incur additional costs when their members are admitted to hospitals by physicians who are not credentialed by their plan.

Health plans contract with our credentialed affiliated hospitalists to provide in-network coverage for hospitalized members. Our affiliated hospitalists provide consistent healthcare practices, coordinate ordering of diagnostic tests with outpatient physicians providers and reduce process variability, resulting in reduced medical costs for health plans while promoting quality of care.

Our Services

We provide our affiliated hospitalists with administrative and professional services to support their practice of medicine, reduce their administrative burden and improve their operating efficiencies.

Information Management System. We provide our affiliated hospitalists with access to IPC-Link® through our web-based Virtual Office portal to support their clinical, administrative and communications needs. IPC-Link® is distinctive in its ability to capture the results of each doctor-patient encounter and organize these results into a searchable database. IPC-Link® enables our affiliated hospitalists to view and record important patient data, and allows hospitalists in a practice group to share patient information as needed. Additionally, the technology enables our affiliated hospitalists to communicate directly and securely to our clinical call center, risk management, and compliance departments. IPC-Link® operates via a secure, HIPAA-compliant web interface, which allows us to assume responsibility for billing, collection and reimbursement for services rendered by our affiliated hospitalists.

Transition Management. We use IPC-Link® to create customized surveys for patients who are discharged to home from an inpatient facility. To assist in monitoring and documenting the patient’s discharge or transition to outpatient care, IPC-Link® provides our call center with patient information and follow-up instructions. Our dedicated call center staff of patient representatives and nurses contacts the discharged patient, usually within 48 hours of discharge to home, to discuss the patient’s ability to understand post-discharge instructions, obtain prescribed medication, schedule an appointment with a primary care physician, and fulfill other health-related post-discharge needs. Our system enables us to identify a patient’s post-discharge medical issues on a near real-time basis, coordinate care with the appropriate care provider, improve outcomes, lower the re-admission rate into inpatient facilities, and decrease our medical malpractice risk.

Regional Management. Each of our operating regions is led by an experienced executive director and team of marketing and administrative staff that is responsible for the overall non-clinical management of our affiliated practice groups within a region, as well as coordinating hospitalist recruitment, monitoring financial performance and contracting with facilities and payors. Our regional executive directors and their staffs provide our affiliated hospitalists with direct, day-to-day access to an experienced management team that is familiar with the opportunities and challenges faced by hospitalists in a particular region.

Recruiting. As a national company, we have greater resources to commit to recruiting hospitalists than small practice groups do. We have a dedicated staff of recruiting professionals who are regionally assigned to source, screen and provide candidates to each of our local markets. Our recruiting strategy includes advertising in national physician publications and websites, exhibiting at professional association meetings, establishing a regular presence at select residency programs and leveraging our existing hospitalist relationships.

Training. We have developed extensive training programs and tools for our newly hired hospitalists and our tenured affiliated hospitalists. Our newly hired hospitalists are required to enroll in our comprehensive new-hire training program prior to treating patients. The new-hire training program emphasizes the role of the hospitalist in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist practices. Newly hired hospitalists are also paired with experienced local hospitalists as part of the new hire training. We provide continuing medical education programs for our existing affiliated hospitalists that are designed to enhance the skills of our affiliated hospitalists in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated hospitalists to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated hospitalists to compare and benchmark performance metrics. This information provides positive feedback to our affiliated hospitalists when strong performance is achieved and helps to identify specific areas for improvement.

Financial Reporting. Each month we provide our practice groups with a detailed financial statement that enables each of our affiliated hospitalists to see the financial performance of their respective practices. Our incentive compensation plan is based on these financial statements and provides transparency regarding bonus compensation to our affiliated hospitalists.

Billing and Collections. We assume responsibility for all billing, reimbursement and collection processes relating to hospitalist services provided by our affiliated hospitalists and practice groups. To address the increasingly complex and time-consuming process for obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process. We provide extensive training to our affiliated hospitalists that emphasizes detailed documentation and proper coding protocol for services provided and procedures performed.

Risk Management. We provide risk management and quality management programs to our affiliated hospitalists. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into medical claims. Our risk management program includes hospitalist education and a sophisticated claims management program. The collection and analysis of claims data enables us to identify loss patterns and trends to better target risk management intervention and proactively address potential liability. Risk management education is included in our core orientation program for newly hired hospitalists, and advanced risk management topics are offered to our tenured affiliated hospitalists.

Compliance. Compliance programs are an important part of our business that permit us and our affiliated hospitalists to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance program, including proprietary compliance issue tracking databases, routine checks of the OIG list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new-hire training program for our entire staff.

Our Operating Structure

We are a national hospitalist group practice consisting of 138 local practice groups operating in eleven different regions. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our eleven regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

Clinical Leadership. Each practice group has a practice group leader who is involved in the management of the practice group, including staffing and scheduling, monitoring quality of care and financial performance, and new business initiatives. Each practice group leader is a practicing hospitalist and is part of a regional council that advises the region’s executive director, contributes to clinical leadership for the region, and engages in the planning process for the region. Each regional council appoints a representative to serve on our national advisory board, which advises our chief medical officer. We also support the regional and local clinical leadership structure with our corporate Medical Affairs department, which monitors company-wide clinical performance and benchmarks, develops programs and coordinates our clinical research activities.

Development and Acquisition Program

We have a dedicated development and acquisition team whose role is to execute our growth strategy by identifying and capitalizing on complementary facility contract and acquisition opportunities in new markets. In existing markets, our development and acquisition team assists the executive director for the region with growth opportunities by identifying and capitalizing on acquisitions of other local practice groups or contracting with new facilities within the region or obtaining contracts with facilities where our affiliated hospitalists are already practicing. In new markets, our development and acquisition team identifies acquisition and contract opportunities and coordinates the due diligence, negotiation and execution of these acquisitions and hospital contracts.

Technology-Based Management System

IPC-Link® is a fully-integrated technology-based management system that supports the clinical, administrative and communication needs of our affiliated hospitalists. Our system contains proprietary software, sophisticated databases and rules engines, automated billing interfaces and extensive web-based reporting tools. We began developing the system internally more than ten years ago and have designed this system to accommodate significant future growth in our business.

Our affiliated hospitalists access IPC-Link® though our web-based Virtual Office portal, which can be accessed through a web browser running on any internet connected computer. This portal into the system provides our dispersed workforce with extensive resources and information content and serves as a centralized contact point for our affiliated hospitalists. The Virtual Office provides regional and company-wide news, clinical reference materials, an on-line library, practice schedules, access to clinical and business reports related to the practice groups, web-based continuing medical education, patient feedback, access to employee benefits plan information and a secure e-mail system with all of our employees. Our affiliated hospitalists must utilize this portal to access their clinical information and bill for their services.

Our affiliated hospitalists use IPC-Link® to record each patient encounter and are personally responsible for entering data into the system to reduce chances for error or misinterpretation by a nurse or assistant. Our system audits the billing information entered by our affiliated hospitalists for completeness and accuracy and creates an electronic billing file for automated submission to payors. IPC-Link® is distinctive in its ability to capture the results of each clinician-patient encounter and organize these results into a searchable database.

IPC-Link® technology enables our affiliated hospitalists to communicate directly and securely with referring physicians and other healthcare constituents in addition to our clinical call center, risk management and compliance departments. For example, based on information entered directly by the hospitalist, our system produces concise admission, progress and discharge notes and faxes this information to referring physicians and other healthcare constituents. Our faxed discharge notes contain key patient information for use following discharge such as diagnoses, medical tests and studies performed, consultants used, medications prescribed, home care ordered and follow-up care recommendations. IPC-Link® also alerts our call center when a patient has been discharged from the hospital to home and generates a tailored post-discharge survey that we administer to that patient by phone. IPC-Link® compiles call center findings and interventions and faxes a summary to the patient’s outpatient physician.

We also use IPC-Link® to monitor our financial and clinical performance. We create customized, web-based reports based on near real-time data to track important operating metrics, including length of stay, patient volumes and physician productivity, referral sources and trends, readmission rates, physician billings, clinical quality indicators, patient satisfaction and patient post-discharge survey results.

In addition to our intellectual property rights related to IPC-Link®, we also own certain copyrights, trademarks and trade secrets.

Contracts with Inpatient Facilities

Our affiliated hospitalists, in general, provide services in any inpatient facility where they have credentials, called privileges, regardless of whether we have entered into a contract with the inpatient facility. When we contract with hospitals and other inpatient facilities, we typically provide various professional services, including supporting the emergency department, assisting in bed allocation, planning patient discharge, coordinating with ancillary departments, cooperating with facility management, developing facility policies and procedures, training facility personnel and developing call schedules. We believe our facility contracts benefit the inpatient facility by establishing a stable and consistent provider of hospitalist services to that facility, while we benefit by having our affiliated hospitalists obtain unassigned patients through the emergency department, expand the base of the referral relationships within the facility and strengthen the contractual revenue base. In these contracted facilities, billings to third-party payors for direct patient care constitute the most significant source of our revenue.

The term of these contracts varies between facilities, but they can typically be terminated with cause for various reasons and usually contain provisions allowing for termination without cause by either party upon 90 days notice. Agreements with the inpatient facilities typically contain confidentiality provisions and requirements that the facilities maintain their own insurance.

Contracts with Health Plans

Our regional management teams negotiate health plan contracts on behalf of our affiliated hospitalists in their local markets. These agreements vary from plan to plan and payment is typically a negotiated fee per service. Our regional management teams assist our affiliated hospitalists with any required credentialing with these plans and provide ongoing contract management and maintain the relationships with the health plans. We believe that these health plan contracts can enhance our practices by capturing additional patient volumes as well as promoting prompt payment for services.

Affiliated Hospitalists and Practice Groups

Our practice groups and affiliated hospitalists are responsible for the provision of medical care to patients. Our affiliated hospitalists are employees of either our wholly-owned subsidiaries or affiliated professional organizations. Our affiliated professional organizations are separate legal entities, comprised of corporations, limited liability companies and limited partnerships. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. We provide all of the non-medical, administrative and management services necessary for the operations of each of our affiliated professional organizations under comprehensive long-term management agreements. Under the terms of these agreements, we are paid for the provision of these non-medical management services based upon either the financial performance of the applicable practice group or a fixed fee. Each agreement is for a term of 20 years with 10 year automatic renewal periods but we may terminate these agreements at any time, with or without cause, with 30 days prior written notice to the affiliated professional organization. Agreements with our affiliated professional organizations contain a confidentiality provision and a power of attorney appointing our company as its attorney-in-fact.

Each affiliated professional organization is organized or qualified to do business in a state where only a physician-owned professional entity may provide medical services, and each affiliated professional organization is owned by our Chief Medical Officer, who is a physician. To ensure our continued affiliation with and management of the affiliated professional organizations, we have entered into a succession agreement with each affiliated professional organization and physician owner that prohibits the sale or transfer of the ownership interests of the affiliated professional organization to non-physicians and provides for the repurchase of such ownership interests by the affiliated professional organization for a nominal amount upon the occurrence of certain events.

Our affiliated hospitalists are employed under contracts which typically have one-year employment terms with automatic extensions. The contracts can be terminated with cause for various reasons, and generally contain provisions allowing for termination without cause by either party upon 30 to 60 days notice. Agreements with our affiliated hospitalists generally contain a confidentiality provision and a non-compete and/or non-solicitation provision. The scope and enforceability of these provisions varies from state to state.

Our affiliated hospitalists generally are paid a competitive fixed base salary, and most are eligible to participate in our Physician Incentive Plan, which provides varying bonuses based upon productivity and practice group profitability. We typically provide professional liability and workers compensation coverage, along with vacation, sick leave, continuing medical education, health, disability and 401(k) benefits.

Competition

The healthcare industry is highly competitive, and the market for hospitalists within this industry is highly fragmented. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. In each of our local markets and throughout the United States, there are hospitalist groups of varying sizes, as well as privately-owned hospitalist companies, with which our practice groups compete.

Companies in other segments of the healthcare industry, such as emergency department service companies, also provide hospitalist services. Competitors of this nature on a national basis include companies such as Team Health and EmCare, each of which may have greater financial and other resources available to them, including greater access to physicians and greater access to potential customers.

In addition, because of the fragmented nature of the hospitalist market and the ability of physicians to provide services in any hospital where they have certain credentials, competition for growth in existing and expanding markets is not limited to our large competitors with substantial financial resources available to them. We also compete against local physician groups for qualified physicians, and sometimes with hospitals themselves to provide hospitalist services.

We are also dependent on our affiliated hospitalists to provide services and generate revenue. Competition for qualified physicians to act as hospitalists is intense. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of such physicians.

Geographic Coverage

We currently provide services in the following seventeen states: Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Oklahoma, Tennessee, and Texas. During 2007, approximately 61% of our net revenue was generated by operations in Arizona, Michigan, Missouri and Texas. In particular, Texas accounted for approximately 27% of our net revenue for 2007. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the seventeen states in which we currently operate.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage. We record in our consolidated financial statements estimates for our liabilities for self-insured deductibles and claims incurred but not reported based on actuarial loss projections using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.

We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. In addition to the known incidents that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists in the future where the outcomes of such claims are unfavorable. During the third quarter of 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded our portion of the settlement at the net present value of $1.3 million, of which we paid $0.8 million during 2006 and the balance was paid in 2007. We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on our business.

In December 2007, we renewed our current professional liability insurance policy for 2008, which must be renewed on an annual basis. There can be no assurance that we will obtain substantially similar coverage upon expiration at acceptable costs and on favorable terms. Based upon current conditions in the insurance markets, we do not expect that our professional liability insurance premiums will increase significantly over prior periods.

We also maintain general liability, casualty, worker’s compensation, and other third-party insurance coverage subject to deductibles and other restrictions in accordance with industry standards. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2007:

Job Description	Full-Time	Part-Time	Total
Physicians	457	45	502
Non-Physician Providers	35	9	44
Non-Clinical Employees	281	29	310

Totals	773	83	856

In addition to the full-time and part-time employees included above, we have employment contracts with over 265 other physicians and non-physician providers, who provide episodic care on weekends or evenings, as needed. All of our employees are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

Legal Proceedings

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

In November 2007, we received a notice from the Internal Revenue Service (IRS) indicating that the IRS would be auditing our tax returns for the 2005 fiscal year. We are in the process of producing documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from this audit.

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business in a future period.

Available Information

Our internet website address is www.hospitalist.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

Imposition of sanctions associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse affect on our business, financial condition and results of operations.

False Claims Acts

The federal civil False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 22 states and the District of Columbia have some form of a state false claims acts. As of March 2008, the OIG has determined that thirteen of these satisfy the DRA standards, and we anticipate this figure will continue to increase. The thirteen states are: California, Florida, Hawaii, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Nevada, New York, Tennessee, Texas and Virginia. Of the seventeen states in which we currently operate, the following eleven states have some form of a state false claims act: California, Florida, Georgia, Massachusetts, Illinois, Michigan, Nevada, New Hampshire, Oklahoma, Tennessee and Texas.

Anti-Kickback Statutes

The federal Anti-Kickback Statute contained in the Social Security Act prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a beneficiary of Medicare, Medicaid or other governmental healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental healthcare programs. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, and criminal and civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other governmental healthcare programs.

Due to the breadth of the Anti-Kickback Statute’s broad prohibition, there are a few statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the OIG has published safe harbor regulations that outline other arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements will be subject to greater scrutiny by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, certain imaging services, and other items or services that our affiliated physicians may order. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Compliance with all elements of the applicable Stark Law exception is mandatory.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like IPC, our affiliated hospitalists, and practice groups.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties, including: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years.

Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the seventeen states in which we currently operate, we believe that the following ten states prohibit the corporate practice of medicine: California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Nevada, North Carolina, Tennessee and Texas.

In states that prohibit the corporate practice of medicine, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

For financial reporting purposes, however, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. In states where fee-splitting is prohibited between physicians and non-physicians, the fees that we receive through our management contracts have been established on a basis that we believe complies with the applicable state laws.

Some of the relevant laws, regulations, and agency interpretations in the states in which we operate have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements.

Deficit Reduction Act of 2005

Among other mandates, the Deficit Reduction Act of 2005 (DRA) created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we will likely be required to comply in the future as our Medicaid billings increase, but we cannot predict when that will occur. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud statute prohibits any person from knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program. Healthcare benefit programs include both government and private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from governmental healthcare programs.

The False Statements Relating to Health Care Matters statute prohibits knowingly and willfully falsifying, concealing or covering a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

The OIG may impose administrative sanctions or civil monetary penalties against any person or entity that knowingly presents or causes to be presented a claim for payment to a governmental healthcare program for services that were not provided as claimed, is fraudulent, is for a service by an unlicensed physician, or is for medically unnecessary services. Violations may result in penalties of up to $10,000 per claim, treble damages, and exclusion from governmental healthcare funded programs, such as Medicare and Medicaid. In addition, the OIG may impose administrative sanctions against any physician who knowingly accepts payment from a hospital as an inducement to reduce or limit services provided to Medicare and Medicaid program beneficiaries.

Other State Fraud and Abuse Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act.

U.S. Sentencing Guidelines

The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines state that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. While we have attempted to develop and implement our corporate compliance program to be consistent with these guidelines, we cannot be certain that a court would agree.

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since we perform services at hospitals and other types of healthcare facilities, we may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional Licensing Requirements

Our affiliated hospitalists must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

RELATIONSHIPS WITH THIRD-PARTY PAYORS

Medicare, Medicaid and Other Governmental Programs

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other governmental healthcare programs. Participation in these programs requires compliance with stringent and often complex enrollment and reimbursement requirements. The applicable standards are subject to statutory and regulatory changes, administrative rulings, and new interpretations of policy that may be difficult to predict and that may require significant changes to our operations.

Reimbursement to us typically is conditioned on our affiliated hospitalists providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service.

Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud.

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. The current Medicare fee schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies upon, in part, a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the growth in the U.S. gross domestic product, or GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in the past and whose reoccurrence we cannot predict.

While Congress has intervened in the past few years to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the Medicare Physician Fee Schedule methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Because governmental healthcare programs generally reimburse us on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. If our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. These cost containment measures and other market changes have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our business model and financial operations may be materially affected by these developments. Governmental healthcare programs, and other third-party payors, may disallow, in whole or in part, our requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Additional factors that could complicate our billing include, but are not limited to:

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

We also are subject to governmental reviews and audits of our bills and claims for reimbursement. These reviews can occur before we are paid for services (pre-payment review) or after we have already received payment (post-payment review). Pre-payment reviews can lead to delays in reimbursement. In the context of post-payment reviews, we may be required to make retroactive adjustments to amounts previously paid to us if a finding is made that we were incorrectly reimbursed. The results of any of these types of reviews may cause us to lose eligibility for certain programs in the event of certain types of non-compliance or subject us to other fines or penalties. Also, some of our affiliated hospitalists may have to participate in payor re-education programs. These governmental healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services.

Our business could be adversely affected by reductions in or limitations of reimbursement amounts or rates under the governmental healthcare programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs. Other delays and uncertainties in the reimbursement process may adversely affect our level of accounts receivable, increase the overall cost of collection, adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Commercial Payors

We also receive compensation from non-governmental healthcare programs, or commercial payors. As with government payors, the manner and timing with which commercial payors reimburse us for our services may adversely affect our operations. We may be subject to, among other things, reductions or limitations in the reimbursement amounts or rates we receive, disallowances for services provided, pre-payment and post-payment audits, delays in payment, and delays or restrictions in our ability to credential new physicians.

Some of our relationships are pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations. These organizations are subject to various state laws and regulations, including federal ERISA requirements. We try to secure mutually agreeable contracts with payors that enable our affiliated hospitalists to be listed as in-network participants within the payors’ provider networks. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors.

In some cases, our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state and federal billing practice laws and regulations. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off related to self-pay patients are based on the specific facts and circumstances related to each individual patient account. We cannot guarantee that the rates of payment we receive will cover the costs of our services.

Industry Operating Environment

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system. Congress and state legislatures have adopted and may further consider statutory changes affecting healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of any potential legislation. It is possible that the changes to governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition or results of operations.

Corporate Compliance Program

We are committed to complying with applicable state and federal laws and regulations governing the provision of healthcare services. In order to encourage a culture of compliance, we have operated a formal corporate compliance program since 1999. Our compliance officer and executive compliance committee are essential to implementation of our program. The members of the executive compliance committee include our senior officers and our compliance officer. All individuals affiliated with our organization (including the members of our board of directors) are bound by our compliance program.

Our compliance program is modeled after compliance guidance provided by the OIG, with specific attention to the OIG Compliance Program Guidance for Third-Party Medical Billing Companies (1998) and the OIG Compliance Program Guidance for Individual and Small Physician Practices (2000). The primary compliance program components the OIG has recommended, all of which we have implemented, include:

•	development of a written Code of Conduct;

•	development of extensive written compliance policies and procedures, based upon the regulatory risks of our business;

•	the designation of a compliance officer and compliance committee;

•	the development and implementation of regular training programs;

•	open lines of communication for compliance questions and concerns;

•	a process for responding appropriately to detected misconduct;

•	regular auditing and other internal monitoring techniques; and

•	a system of discipline and accountability, including the development of corrective action to address detected offenses.

We regularly monitor updates from government enforcement entities and all payors that may pertain to the operation of our Compliance Program and our business. We adjust our compliance materials and company policies and procedures accordingly.

The goal of our Compliance Program is to prevent, detect, mitigate, respond, and resolve regulatory risks. Nevertheless, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

As with other healthcare companies that operate corporate compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory and payment issues. In such cases, it is our practice to disclose the issue to the respective programs and, if appropriate, to refund any resulting overpayments. While such disclosures and repayments are usually accepted without further action, it is possible that such disclosures and repayments will result in allegations that we have violated applicable laws, regulations, or payor guidance, leading to investigations and possible civil or criminal enforcement actions.

ITEM 1A.	RISK FACTORS

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we are unable to adequately respond to these risks and uncertainties, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks and uncertainties will be effective.

The healthcare industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.

As a company involved in the provision of healthcare services, we are subject to a myriad of federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•

federal laws, including the federal False Claims Act, that prohibit entities and individuals from knowingly or recklessly making claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•

a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by governmental healthcare programs such as Medicare and Medicaid;

•

a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare and Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

provisions of HIPAA limiting how healthcare providers may use and disclose individually identifiable health information and the security measures taken in connection with protecting that information and related systems, as well as similar state laws;

•

federal and state laws that prohibit providers from billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•

federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to governmental healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in governmental healthcare programs;

•

federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	the U.S. Sentencing Commission Guidelines with respect to the development and implementation of an effective corporate compliance program;

•

provisions of the Social Security Act that require entities that make or receive annual Medicaid payments of $5 million or more to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes and that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse and to increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under certain circumstances, these investigations can also be initiated by private individuals. The Deficit Reduction Act of 2005 revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

Responding to these audit and enforcement activities is costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation and a finding is made that we were incorrectly reimbursed, we may be required to repay these agencies or private payors, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We also may be subject to other financial sanctions or be required to modify our operations.

Our revenue may be negatively impacted by the failure of our affiliated hospitalists to appropriately document services they provide.

We rely upon our affiliated hospitalists to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned on our affiliated hospitalists providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided, and the medical necessity for the services. If our affiliated hospitalists have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Compliance with federal and state privacy laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including HIPAA. As part of our medical record keeping, third-party billing, and other services, we collect and maintain patient health information in paper and electronic format. This portion of our IPC-Link® platform relies solely on the electronic exchange of patient-identifiable healthcare information. New patient health information standards, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur, especially with IPC-Link®. If our non-compliance with existing or new laws and regulations related to patient health information results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or criminal sanctions.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated hospitalist joins us, we must enroll the affiliated hospitalist under our applicable group number for Medicare or Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the hospitalist renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated hospitalists in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.

We may face malpractice and other lawsuits that may not be covered by insurance.

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated hospitalists, may also share in the full liability which may be substantial. We currently maintain liability insurance coverage with a self-insured retention to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists. In 2006, we had one instance, in a state with joint and several liability, where our insurance coverage was not adequate to cover liabilities arising out of a professional liability claim asserted against us, and we cannot assure this will not occur again in the future. We settled our portion of the claim at the net present value of $1.3 million, of which we paid $0.8 million during 2006 and the balance was paid in 2007. Settlement of this claim significantly reduced our pre-tax income, but did not significantly impact our cash flows. We cannot assure that any future liabilities will not have a material impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical malpractice liability losses which are subject to inherent uncertainties and a deficiency may lead to a reduction in our net income.

Our medical malpractice policies are written on a claims-made basis. We record reserves for our self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported during the policy period, based upon actuarial loss projections using our historical loss experience. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. We believe the recorded reserves are adequate and we have not recorded any significant change in estimate during 2005 and 2006. In the fourth quarter of 2007, we recorded a reduction of $0.8 million in our claims and professional liability reserves because our final 2007 year end actuarial loss projection was less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and improvements in the estimates of the ultimate costs per claim. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income. Our annual provision for medical malpractice claims as a percentage of net revenues for the years ended December 31, 2005, 2006 and 2007 was 2.1%, 2.9% and 1.4%, respectively.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our current affiliated hospitalist turnover rate is 21%. If this turnover rate were to increase, our recruiting efforts could be over-extended, our growth could be impeded, the consistency of our services could be negatively affected, and our reputation in the healthcare community could be adversely impacted.

We may be unable to enforce the non-competition covenants of departed affiliated hospitalists.

We usually enter into employment agreements with our affiliated hospitalists which typically can be terminated without cause by either party upon prior written notice. Substantially all of our affiliated hospitalists have agreed not to compete within a specified geographic area and at specific facilities for a one year period after termination of employment. The law governing enforcement of non-compete agreements and other forms of restrictive covenants varies from state to state.

Although we believe that the non-competition and other restrictive covenants of our affiliated hospitalists are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. If a substantial number of our affiliated hospitalists leave and we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition and results of operations could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants and it could be costly to enforce such covenants.

Restrictions on immigration may affect our ability to compete for and provide services to our clients, which could adversely affect our ability to meet growth and revenue targets.

While all of our affiliated hospitalists have completed residencies in the United States, approximately 22% are not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

Our reliance on work visas for a number of our affiliated hospitalists makes us particularly vulnerable to legislative changes and strict enforcement of new national security procedures, as it affects our ability to hire hospitalists who are not U.S. citizens. If we are not able to obtain a sufficient number of visas for these affiliated hospitalists or encounter delays or additional costs in obtaining or maintaining such visas, our ability to meet our growth and revenue targets could be adversely affected.

We may not make appropriate acquisitions, may fail to integrate them into our business, and/or these acquisitions may alter our current payor mix.

Our business is partially dependent on locating and acquiring medical practices or individual physicians to provide hospitalist services. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

•

We may not be able to identify suitable acquisition candidates or strategic opportunities or successfully implement or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.

•

We may be unable to successfully integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired entity to be financially successful.

•

We cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquisition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•

We may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. Depending upon the nature of the local healthcare market, we may not be able to implement our business model and this may depress our revenues and profitability.

•

If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs.

Changes in the rates or methods of third-party reimbursements may adversely affect our operations.

We derive the majority of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies. As a result, any negative changes in the rates or methods of reimbursement for the services we provide would have a significant adverse impact on our revenue and financial results. Government funding for healthcare programs, in particular, is subject to unpredictable statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for our services.

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule. Each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. The current fee schedule methodology has significantly reduced the reimbursement rates for physician services. While Congress has intervened in the past few years to mitigate the impact of this, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the Medicare Physician Fee Schedule methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. The 2008 Final Physician Fee Schedule on November 1, 2007 contains an overall reimbursement reduction of 10.1%. On December 29, 2007, the President signed into law a bill providing for a six month reprieve from this 10.1% reimbursement reduction. Instead of the reduction, the reimbursement rate will increase 0.5% over the 2007 reimbursement rates through June 30, 2008. However, unless Congress takes further action, on July 1, 2008 reimbursement rates will decrease by the previously announced 10.1%. This reduction will adversely affect our operations. We cannot predict what additional actions, if any, Congress may make to change the reimbursement methodology for 2008 or other years in the future and how these changes would impact our business or our revenues.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. If our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. We believe that these trends in cost containment will continue. These cost containment measures and other market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our business and financial operations may be materially affected by these developments.

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations. This means that they are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and entities who employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services. The U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, maintains a list of excluded individuals and entities. There can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial civil penalties and the hospitals at which we furnish services also may be subject to sanctions, for which they may seek recovery from us.

The hospitalist industry is competitive.

There are other companies and individuals currently providing hospitalist services. We compete directly with national, regional and local providers of inpatient healthcare, and other companies could enter the market in the future and divert some or all of our business. On a national basis our competitors include Team Health and Emcare, each of which may have greater financial and other resources available to them. We also compete with hospitalist groups and privately-owned hospitalist companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, some of which have greater financial, marketing and staffing resources, may become competitors in providing hospitalist services and this competition may have a material adverse effect on our business operations and financial position.

Because patients do not typically select their hospitalists, we are completely reliant on referrals from third parties.

Our business is based on referrals for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation to our referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services, and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and our financial performance.

Hospitals may terminate their agreements with us or reduce the fees they pay us.

We currently derive approximately 5% of our revenue from contracts directly with hospitals for hospitalist services. Our current partner hospitals may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such hospitals, which would negatively impact our revenue and profitability.

Some of the hospitals where our affiliated hospitalists provide services may have their medical staffs closed to non-contracted hospitalists.

In general, our affiliated hospitalists may only provide services in a hospital where they have certain credentials, called privileges, that are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated hospitalists who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would exclude our affiliated hospitalists who are not part of the contracting group from providing services at that facility or reduce access to certain populations of patients within the hospital.

Many states prohibit business entities from owning or controlling medical practices.

The laws in many of the states in which we operate, or may operate in the future, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing the physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. There is a risk that state authorities or courts may find that our relationships with our affiliated hospitalists and our practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, authorities or courts could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal. If any of these events occur, we may be subject to fines and penalties, and changes in our business model may be required.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for us of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or audits leading to refunds to payors may impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In the current healthcare environment, payors are continuing their efforts to control expenditures for healthcare, including proposals to revise coverage and reimbursement policies. We may experience difficulties in collecting our revenue because third-party payors may seek to reduce or delay payment to which we believe we are entitled. If we are not paid fully and in a timely manner for such services or there is a finding that we were incorrectly paid, our revenues, cash flows, and financial condition could be materially adversely affected.

Certain federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties to collect from patients any co-payments and other payments for services that our hospitalists provide to the patients. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operation.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

Approximately 61% of our net revenue in 2007 was generated by our operations in four states. Texas, Arizona, Missouri and Michigan accounted for approximately 27%,15%,10%, and 9%, respectively, of our revenue in 2007. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our targeted customers. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations and result in potential violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance our existing management information systems or implement new management information systems where necessary. Additionally, we may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing these systems. Our failure to successfully implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations. Further, our failure to successfully operate our billing systems could lead to potential violations of healthcare laws and regulations.

We are dependent upon our key management personnel for our future success.

Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chairman and Chief Executive Officer, Adam D. Singer, M.D., for the management of our business and implementation of our business strategy. We have entered into employment agreements with Dr. Singer as well as our other named executive officers. Our agreement with Dr. Singer has a three year term and the agreements with our other named executive officers have one year terms, in each case, subject to automatic renewals. We maintain key man life insurance on Dr. Singer in the amount of $3.0 million and IPC is the designated beneficiary of such policy. The loss of Dr. Singer or other key management personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to effectively manage our growth.

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2004 to 2007 our annual patient encounters increased from 1,065,000 to 2,153,000 and we increased our number of hospitalists from 292 to 546. We have managed this growth by augmenting the staff of our corporate office and the staff of our eleven operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights, including those rights related to IPC-Link® and certain trademarks, copyrights and trade secrets, are important assets for us. We do not hold any patents protecting our intellectual property. Various events outside of our control pose a threat to our intellectual property rights as well as to our business. For example, we may be subject to third-party intellectual property rights claims, and our technologies may not be able to withstand any such claims. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We might need to raise additional capital, which might not be available.

We may require additional equity or debt financing for additional working capital for expansion, to consummate acquisitions or if we suffer losses. In the event additional financing is unavailable to us, we may be unable to expand or make acquisitions and the price of our common stock may decline. If we need additional capital as a result of significant losses and additional financing is unavailable to us, we may default under covenants contained in our loan agreements and we may need to sell assets.

We have a substantial amount of debt, which may adversely affect our cash flows and our ability to operate our business.

As of December 31, 2007, we had secured and unsecured indebtedness of $26.8 million. In late January 2008, after our initial public offering, we paid the balance of our revolving line of credit of $14.1 million, $11.1 million of which was outstanding at December 31, 2007. Our indebtedness could have important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially adversely affect our business, financial condition and results of operations. In addition, under specified circumstances, our lenders could demand repayment of all of our debt, which would have a material adverse effect on our business, financial condition and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, on favorable terms or at all.

The terms of our debt could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing secured debt contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt includes covenants, including requirements that:

•	generally do not allow us to borrow additional amounts without the approval of our lenders;

•	require us to notify our lender of, and grant security interests in, newly-acquired companies;

•	allow us to dispose of assets only in accordance with the terms of our existing secured debt;

•	restrict our ability to pay dividends without the approval of our lenders;

•	we do not impair our lenders’ security interests in our assets; and

•	require us to maintain minimum cash balances.

We may write-off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances after an acquisition change. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2007 is $34.7 million as compared to stockholders’ equity of $43.1 million.

Our quarterly results will likely fluctuate from period to period, which could increase the volatility in the price of our common stock.

We have historically experienced and expect to continue to experience quarterly fluctuations in revenue and net income. Our quarterly results are impacted by factors such as the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires and terminations in our existing practices, the timing of acquisitions, fluctuations in patient volume, which is impacted by hospital census and physician productivity, and the payor mix. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full year. These variations in our results of operations could contribute to volatility in the price of our common stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, or the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on internal controls. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources and they will add additional costs. We anticipate that we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, implement an internal audit function and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls over our financial reporting could result in a material misstatement of our interim or annual financial statements.

Provisions in our charter documents could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

Our amended and restated certificate of incorporation and our bylaws contain several provisions that may make it substantially more difficult for a third-party to acquire us. This may make it more difficult or expensive for a third-party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Our ability to designate the rights and preferences of undesignated preferred stock could result in the issuance of stock with rights and preferences that are superior to those of your shares, which could reduce the value of your investment.

Our amended and restated certificate of incorporation authorizes our board of directors to designate by resolution, different classes and/or series of stock from the 15,000,000 shares of preferred stock authorized. Our board of directors is also empowered to fix the relative rights, preferences, privileges and limitations of each class or series of preferred stock. This means that our board of directors may issue shares of preferred stock with rights and preferences, including, among other things, dividend, liquidation, redemption and voting rights, that are superior to the rights, preferences and privileges of our common stock. In addition, we may issue other securities, such as convertible promissory notes, that may have rights and preferences that are superior to those of the shares of our common stock. In addition, our board of directors has the ability, without further stockholder approval, to issue additional shares of our common stock and securities exercisable for, convertible into or exchangeable for shares of our authorized capital stock. The ability of our board of directors to designate the rights and preferences of the preferred stock could impede or deter an unsolicited tender offer, merger or takeover of our business, or make a change of control of our company difficult to accomplish. In addition, the issuance of shares of our common stock or other securities having rights and preferences superior to those of the shares of common stock being offered could reduce the value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 35,950 square feet of office space in North Hollywood, California for our corporate headquarters. The lease will expire on June 30, 2011. In addition, we lease a number of administrative offices in connection with our regional offices in particular markets. We believe our present facilities are adequate to meet our current and projected needs. We do not view any of these leases or locations for administrative offices as material to our business. We expect to be able to renew each of our leases or lease comparable facilities on terms commercially acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

In November 2007, we received a notice from the Internal Revenue Service (IRS) indicating that the IRS would be auditing our tax returns for the 2005 fiscal year. We have provided initial documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from this audit.

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business in a future period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company has been traded on the NASDAQ Global Market since January 25, 2008, the date of our initial public offering, under the symbol “IPCM.” On such date, we sold 3,300,000 shares of common stock and the selling stockholders sold 1,900,000 shares of common stock. The underwriters had an option to purchase a maximum of 705,000 additional shares from the selling stockholders to cover over-allotments of shares, which they exercised on January 28, 2008. Prior to our initial public offering, there had been no public market for our common stock. The initial public offering price of our common stock on January 25, 2008 was $16.00 per share.

After the offering, there were 14,844,934 shares of our common stock outstanding.

Holders

The approximate number of stockholders of record of our common stock was 316 as of February 29, 2008. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financial agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Use of Proceeds from Sales of Registered Securities

On January 30, 2008, we closed an initial public offering of our common stock consisting of 5,905,000 shares of common stock. Of these shares, 3,300,000 were newly issued shares sold by us and 2,605,000 were existing shares sold by the selling stockholders, including 705,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-145850), which the Commission declared effective on January 24, 2008. Credit Suisse and Jefferies & Company acted as lead underwriters.

The public offering price was $16.00 per share and $94.5 million in the aggregate. Underwriting discounts and commissions were $1.12 per share and $6.6 million in the aggregate. Proceeds before expenses to us were $14.88 per share and $49.1 million in the aggregate. Proceeds before expenses to the selling stockholders were $14.88 per share and $38.8 million in the aggregate.

We did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters’ over-allotment option. The net proceeds received by us in the offering were $46.1 million as follows:

Aggregate Offering proceeds to the Company	$52,800,000
Underwriting discounts and commissions	3,696,000
Finders Fees	- 0 -
Total expenses (estimated)	2,972,000

Net Proceeds to the Company	$46,132,000

We used the net proceeds of this offering to repay $14.1 million of our debt outstanding under our Comerica credit facility, $11.1 million of which was outstanding on December 31, 2007, and intend to use the balance for general corporate purposes, including the acquisition of physician practices and working capital.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December  31, 2007 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$75,555	$91,668	$110,883	$148,098	$190,002
Operating expenses:
Cost of services—physician practice salaries, benefits and other	51,944	62,660	78,966	109,332	136,960
General and administrative	21,532	24,351	27,587	32,330	37,874
Litigation loss and other claims(1), (2)	—	—	3,025	1,377	—
Depreciation and amortization	944	781	671	1,098	1,396

Total operating expenses	74,420	87,792	110,249	144,137	176,230

Income from operations	1,135	3,876	634	3,961	13,772
Net interest income (expense)	(27)	46	33	(1,080)	(1,294)
Loss on fair value of preferred stock warrant liabilities(4)	—	—	(90)	(690)	(8,781)

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,108	3,922	577	2,191	3,697
Income tax provision (benefit)(3)	235	283	(4,009)	413	4,564

Net income (loss) before cumulative effect of change in accounting principle	873	3,639	4,586	1,778	(867)
Cumulative effect of change in accounting principle	—	—	(941)	—	—

Net income (loss)	873	3,639	3,645	1,778	(867)
Accretion of redeemable convertible preferred stock(4)	—	—	(248)	(271)	(229)
Income allocable to preferred stockholders	(873)	(3,624)	(3,397)	(1,507)

Net income (loss) attributable to common stockholders	$—	$15	$—	$—	$(1,096)

Per share data:
Net income (loss) per share attributable to common stockholders—historical(5):
Basic	$—	$0.02	$—	$—	$(0.64)

Diluted	$—	$0.01	$—	$—	$(0.64)

Net income (loss) per share attributable to common stockholders—pro forma(6):
Basic	$0.09	$0.36	$0.36	$0.17	$(0.08)

Diluted	$0.08	$0.35	$0.35	$0.16	$(0.08)

Other Operating Data:
Number of patient encounters (in thousands)	921	1,065	1,302	1,747	2,153
Hospitalists at end of the year (unaudited)	268	292	421	432	546
Other Financial Information:
Net cash provided by (used in) operating activities	$4,221	$9,378	$1,415	$(4,768)	$1,442
Net cash provided by (used in) investing activities	719	(83)	(18,931)	754	(13,729)
Net cash provided by (used in) financing activities	(3,028)	299	8,758	3,239	13,317
Net increase (decrease) in cash and cash equivalents	1,912	9,594	(8,758)	(775)	1,030

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,885	$15,479	$6,721	$5,946	$6,976
Total assets	30,589	39,613	63,187	76,029	97,376
Total debt including current portion of long-term debt	1,103	1,000	11,458	14,451	26,822
Redeemable convertible preferred stock	42,831	43,231	42,731	43,002	—
Total stockholders’ equity (deficit)	(20,058)	(16,416)	(12,796)	(11,014)	43,017

(1)	In 2005, we recorded $3.0 million as a litigation loss related to a judgment resulting from an action brought by a former non-physician independent contractor. In December 2007, the judgment and accrued interest were paid in full.

(2)	During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the excess loss at the net present value of $1.3 million of which we paid $0.8 million during 2006 and the balance was paid in 2007. We also recorded additional legal fees related to the appeal of the judgment in connection with the action brought by a former non-physician independent contractor in 2005.

(3)	Prior to 2005, we placed a full valuation allowance on our deferred tax assets ( DTA) to reduce the DTA to the amount that we believed more than likely than not to be realized. During 2005, the valuation allowance, primarily related to net operating losses was partially reversed based on historical earnings and expected future income from operations adequate to recognize a significant portion of the DTA. During 2006, the remaining valuation allowance for consolidated entities that file consolidated tax returns was reversed for the same reasons as for 2005.

(4)	On October 29, 2007, our certificate of incorporation was amended to remove the redemption feature of our preferred stock. On such date, our redeemable convertible preferred stock was no longer redeemable and the warrants to purchase such stock were reclassified to permanent equity. Upon completion of an initial public offering, warrants held by our preferred stockholders were automatically converted into 609,197 shares of our common stock in a cashless exchange using the treasury stock method and the remaining warrants exercisable into 86,458 common shares were classified as permanent equity with no further changes in fair value being recorded as a component of income so long as we maintain sufficient authorized but unissued shares to issue upon exercise of the warrants. In addition, accretion on preferred stock ceased upon conversion to common stock.

(5)	All per share data has been adjusted to reflect the 1-for-6.4 reverse stock split which was completed in January 2008.

(6)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Report. This discussion contains forward-looking statements that are subject to known and unknown risks. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Report. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe has become closely identified with hospitalist medicine. We began operating our first hospitalist practice in 1998 and have grown to over 138 hospitalist groups, practicing at over 300 hospitals and medical facilities in seventeen states. During the three years ended December 31, 2007, we had over five million patient encounters.

As of December 31, 2007, we employed 546 affiliated hospitalists either through our wholly-owned subsidiaries or our affiliated professional organizations. In addition, we also have contracts with over 265 other physicians and non-physician providers, who provide episodic care on weekends or evenings, as needed. During the three years ended December 31, 2007, we acquired twenty practice groups and successfully integrated them into IPC and onto IPC-Link®.

Key Performance Indicators

We manage our business by monitoring certain key performance indicators that impact our revenue and profitability. The most important key performance indicators for our business are:

•

Patient encounters—billable encounters generated by our affiliated hospitalists. Typically we have one billable encounter per patient per day although our affiliated hospitalists may have several interactions with a patient during a twenty-four hour period.

•	Revenue per encounter—net revenue from patient billings divided by patient encounters.

•

Average encounters per hospitalist per day—the number of patient encounters for a day divided by the number of hospitalists, adjusted for full or part-time status, measured for the same period. We use this metric to monitor our affiliated hospitalists’ productivity.

Geographic Coverage and Revenue

During 2005, 2006 and 2007 approximately 70%, 65% and 61% respectively, of our net revenue was generated by operations in four states: Arizona, Michigan, Missouri and Texas. Over those same periods, our operations in Texas accounted for approximately, 29%, 25% and 27% of our net revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 95% of our revenue primarily from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 5% of our revenue from hospitals and other inpatient facilities for organizing and managing hospitalist programs or providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

Our affiliated hospitalists generally document and submit billing codes daily through the use of IPC-Link®, our proprietary technology system. IPC-Link® captures all our patient demographic and clinical information for billing and submits this data electronically after a series of automated edits and manual review of any exceptions. Our automated edit procedures follow specific business rules to correct billing errors. We utilize a sophisticated tracking and monitoring system to obtain receipt of appropriate reimbursement from our payors and identify billing issues and trends early in the reimbursement process. Our monitoring system is able to identify when we are reimbursed less than what we are contracted to receive and report when we have not received appropriate payment or other issues have developed. Based on the information from our monitoring system, our collection department contacts third party payors to resolve billing issues and to expedite our collections. If we have a contractual relationship with the payor, we pursue the collection until the issue is resolved. If we are unable to collect from third-party payors and we do not have a contractual relationship with the payor, we bill the patient for the unpaid balance. We use outside service organizations to invoice and collect co-payments and/or deductibles from insured patients and discounted fees from uninsured, or self-pay, patients. After 120 days of internal collection efforts, we write off the unpaid accounts and send them to an outside collection agency.

We determine our net revenue from patient billings based on our estimate of collections from payors. Our fee schedule is the same for all parties regardless of geography or party responsible for paying the bill for our services. We are reimbursed by Medicare and Medicaid at government established rates, by managed care and insurance organizations at contracted rates or other discounted rates and have various arrangements with other third-party insurers. In addition, patients may be personally responsible for a deductible or co-payment under their third-party payor coverage. We may provide discounted or free services to self-pay patients who require hospital admission when we are providing admission coverage for emergency departments, if our collection attempts are unsuccessful. Due to the uncertainty regarding collectibility of charges associated with services we provide to uninsured patients and patients with co-pay or deductible balances, our net revenue recognition for these patients is based on our expected cash collections.

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Medicare	47%	46%	46%
Medicaid	7%	6%	5%
Other third parties	39%	39%	39%
Self-pay patients	7%	9%	10%

	100%	100%	100%

The increase in the percentage of our self-pay patient encounters from the beginning of 2005 to the end of 2007 reflects the increase in our business related to coverage of emergency departments in hospitals. The percentage of our net revenue related to self-pay patients is a significantly smaller percentage of our total revenues as much of these services are uncompensated.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and income from operations. Our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•

We traditionally increase the number of newly hired hospitalists in the fourth quarter because this timing coincides with the end of the academic year for graduating resident physicians and the schedule of the Internal Medicine Board exams; and

•

Our patient encounters, in general, relate to fluctuations in hospital census which often reflect seasonality due to the higher occurrence of such illnesses as flu and pneumonia in patient populations in the first quarter.

We have significant fixed operating costs, including physician practice salary and benefits and, as a result, are highly dependent on patient encounters and the productivity of our hospitalists to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and the hiring and termination of our affiliated hospitalists.

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. In November 2007, CMS released the Medicare Physician Fee Schedule which reduced reimbursement rates by 10.1% effective January 1, 2008. On December 29, 2007, the President signed into law a bill providing for a six month reprieve from this 10.1% reimbursement reduction. Instead of the reduction, the reimbursement rate will increase 0.5% over the 2007 reimbursement rates through June 30, 2008. However, unless Congress takes further action, on July 1, 2008, reimbursement rates will decrease by the previously announced 10.1%. For the past few years, Congress has intervened to prevent the implementation of the negative updates resulting from the Physician Fee Schedule formula; however there can be no certainty over future reimbursement rates and fluctuation will continue to exist. A 1.0% change in Medicare reimbursement would result in an approximate 0.5% change in our net revenue.

Professional Liability Rates

Medical malpractice premium rates are affected by a variety of factors both internal, including our own loss experience and the associated defense costs, and external such as medical malpractice loss experience for internal medicine physicians which varies greatly across different regions, state laws covering tort reform, the local climate for large jury awards, the rate of investment income and reinsurance costs, all of which can result in wide variations in premium rates not only from region to region, but also from year to year. We experienced a reduction in medical malpractice premiums for our policy renewal in 2006, when we changed to a new carrier. However, the factors discussed above could lead to variations in future costs.

Critical Accounting Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting estimates, which are those that require management’s most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We have not recorded a significant change to the operating results for the three years ended December 31, 2005, 2006 and 2007, that resulted from changes in estimates made in a prior period.

The following discussion is not intended to represent a comprehensive list of our accounting estimates. For a detailed discussion of the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included in this Report.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and its affiliated professional organizations, which are managed under long-term management agreements. These management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. Based on the provisions of the agreements, we have determined that our affiliated professional organizations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised) (FIN 46R). Consequently we consolidate the revenue and expenses of the affiliated professional organizations from the date of execution of the agreements.

Revenues

Net revenue primarily consists of fees for medical services provided by our affiliated hospitalists under fee-for-service and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies and hospitals.

We report net revenue in the period in which services are provided, at rates that reflect the amount expected to be collected. Although we have standard billing rates in our system, we do not use these standard billing rates for recording the amount of revenue we expect to collect. Some providers of medical services record revenue at their standard billing rates with an allowance for contractual discounts. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of judgment based on many factors, including contractual reimbursement rates, the payor mix, age of receivables, historical cash collection experience and other relevant information. Revenue related to patient responsibility accounts, including both deductible and co-pays for insured patients and discounted fees for uninsured patients, is recorded at amounts reasonably assured of collection.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payors, including governmental programs, such as Medicare and Medicaid, managed care organizations, insurance companies, hospitals and amounts due from patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by management to be uncollectible. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted. We also regularly analyze the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and retroactive adjustments are recorded when necessary.

The following table summarizes our accounts receivable aging by payor as of December 31, 2007 and December 31, 2006 (dollars in thousands):

		As of December 31,2007
Payor	Days Aged	0-30	31-60	61-90	91-120	121+	Total
Medicare		$7,323	$2,320	$1,846	$925	$1,270	$13,684
Medicaid		892	428	347	286	704	2,657
Other third parties		8,542	3,245	2,028	1,196	2,715	17,726
Private pay patients		537	478	445	348	553	2,361

Aged patient accounts receivable		$17,294	$6,471	$4,666	$2,755	$5,242	36,428

Less: Unposted cash(1)							(5,614)
Add: Unbilled revenue(2)							7,552
Add: Hospital contract & other receivables							1,128

Accounts receivable, net(3)							$39,494

		As of December 31, 2006
Payor	Days Aged	0-30	31-60	61-90	91-120	121+	Total
Medicare		$5,766	$2,048	$917	$509	$1,098	$10,338
Medicaid		703	462	294	150	742	2,351
Other third parties		7,189	4,800	1,827	875	2,107	16,798
Private pay patients		634	477	352	239	468	2,170

Aged patient accounts receivable		$14,292	$7,787	$3,390	$1,773	$4,415	31,657

Less: Unposted cash(1)							(6,944)
Add: Unbilled revenue(2)							5,590
Add: Hospital contract & other receivables							1,215

Accounts receivable, net(3)							$31,518

(1)	Unposted cash represents cash receipts which have been deposited into our bank accounts but have not been posted to the aged accounts in our billing system.

(2)	Unbilled revenue represents the net revenue for hospitalist services that have been provided to patients but for which a bill has not yet been processed by us.

(3)	The increase in our accounts receivable in 2007 compared to 2006 of $8.0 million was in line with our revenue growth in 2007. Our days sales outstanding (DSO) decreased from 72 at December 31, 2006 to 69 at December 31, 2007. We calculate DSO using a three month rolling average of net revenues.

Goodwill and Other Intangible Assets

We record acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment, at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2005, 2006 and 2007, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with professional liability claims. We establish reserves for the self-insurance retention. Our malpractice policies are on a claims-made basis; consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. In the fourth quarter of 2007, we recorded a reduction of $0.8 million in our claims and professional liability reserves because our final 2007 year end actuarial loss projection was less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and improvements in the estimates of the ultimate costs per claim. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Preferred Stock Warrants

We applied the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5), an interpretation of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, to our preferred stock warrants and, accordingly, recorded these preferred stock warrants at fair value. Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities in the consolidated balance sheet at fair value, and changes in the fair value during the period are recorded as a component of other income (expense).

We applied the transition provisions of FSP 150-5 beginning July 1, 2005, and recorded a cumulative effect adjustment as of that date, and in subsequent periods, we recorded the change in fair value of the warrants as a component of our other income (expense), and recorded accretion of our preferred stock as reduction to net income available to our common stockholders.

On October 29, 2007, we amended our Certificate of Incorporation to remove the redemption feature of our preferred stock. At that date, the warrants were reclassified in our balance sheet to equity and no further changes in fair value will be recorded so long as we continue to meet the conditions as set forth in Emerging Issues Task Force Issue Number 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and maintain sufficient authorized but unissued shares to issue upon exercise of the warrants. At the completion of our initial public offering in January 2008 warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our initial public offering into 19,221 shares of common stock in a cashless exchange using the treasury method. The remaining warrants are exercisable into 41,815 shares of common stock.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the potential impact of SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (SFAS). SFAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the potential impact of SFAS 157.

In July 2006, the FASB released Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a comprehensive accounting model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that we have taken or expect to take on a tax return. We adopted FIN 48 beginning January 1, 2007, and as a result we recognized a cumulative effect adjustment of $0.5 million to retained earnings. In addition, we initially reclassified $1.6 million from deferred taxes to a liability for uncertain tax positions which related to tax positions taken on temporary differences. As anticipated, we recorded a reduction to our unrecognized tax benefits from $1.6 million to $0.1 million in the third quarter ended September 30, 2007 due to the deductibility of a temporary difference. This reduction, however, had no impact on our tax provision for the period. Further reduction of our unrecognized tax benefits occurred in the fourth quarter due to a change of facts eliminating the uncertain tax position. See accompanying notes to our financial statements included elsewhere herein for further information on the adjustments related to FIN 48.

Results of Operations

Consolidated Results

The following table sets forth selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2005	2006	2007
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services-physician practice salaries, benefits and other	71.2%	73.8%	72.1%
General and administrative	24.9%	21.8%	19.9%
Litigation loss and other claims	2.7%	0.9%	0.0%
Depreciation and amortization	0.6%	0.8%	0.7%

Total operating expenses	99.4%	97.3%	92.7%

Income from operations	0.6%	2.7%	7.3%
Net interest income (expense)	0.0%	(0.7)%	(0.7)%
Loss on fair value of preferred stock warrant liabilities	(0.1)%	(0.5)%	(4.6)%

Income before income taxes and cumulative effect of change in accounting principle	0.5%	1.5%	2.0%
Income tax provision (benefit)	(3.6)%	0.3%	2.4%

Net income before cumulative effect of change in accounting principle	4.1%	1.2%	(0.4)%

Year ended December 31, 2007 compared to year ended December 31, 2006.

Net revenue for the year ended December 31, 2007 was $190.0 million, an increase of $41.9 million, or 28.3%, from $148.1 million for the year ended December 31, 2006. Of this $41.9 million increase, $28.4 million, or 67.8% was attributable to same-market area growth and $13.5 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2006 and 2007. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was primarily the result of (1) increased revenue of approximately $20.6 million from a 15.2% increase in patient encounters from both existing hospitalists and new hospitalists either hired or added through an in-market area group acquisition; and (2) increased revenue of approximately $7.8 million from a 5.5% increase in revenue per encounter of which approximately 4.0% was the result of an increase in Medicare reimbursement rates for the billing codes applicable to our services effective January 1, 2007 and the remaining 1.5% was the result of changes in payor and acuity mix.

Physician practice salaries, benefits and other expenses for the year ended December 31, 2007 were $137.0 million or 72.1% of net revenue compared to $109.3 million or 73.8% of net revenue for the year ended December 31, 2006. These costs increased by $27.6 million or 25.3%. Same-market area physician costs increased a total of $17.6 million of which $13.9 million was primarily the result of increased salaries and bonuses from a revised hospitalist productivity incentive plan which was effective July 1, 2006, and an increase in hospitalist productivity and $7.7 million from costs of net new hires in the same-market area practices. The increased physician costs associated with new market openings and new market acquisitions during 2006 and 2007 were $10.0 million. The decrease in physician cost as a percent of revenue was the result of higher productivity and revenue per physician. In mid-2006, we increased our base salaries for our hospitalists and instituted a revised physician incentive plan based on the direct profitability of the individual practices and the productivity of each hospitalist within the practice. We believe that these changes contributed to the increase in hospitalist productivity and the overall increase in patient encounters.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions and our regional and market-area administrative offices. General and administrative expenses increased $5.5 million, or 17.1%, to $37.9 million, or 19.9% of revenue, for the year ended December 31, 2007, as compared to $32.3 million, or 21.8% of revenue for the year ended December 31, 2006. This $5.5 million increase is primarily attributable to increased salaries, benefits, corporate and regional incentive compensation, technology costs and increased travel to support the continuing growth of our operations and our acquisitions. In addition, we incurred increased costs as we prepared to become a public company. The decline in general and administrative expenses as a percentage of revenue is due to the effective management of such expenses as we grew our operations in 2007.

Depreciation and amortization expense increased by $0.3 million, or 27.2%, to $1.4 million for the year ended December 31, 2007, as compared to $1.1 million for the year ended December 31, 2006. This increase is primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $9.8 million, or 247.7%, to $13.8 million, as compared to $4.0 million for the same period of the prior year. Our operating margin increased to 7.2% for the year ended December 31, 2007 from 2.7% for the year ended December 31, 2006. The increase in operating margin is directly attributable to the decrease in physician practice costs as a percentage of revenue and the reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $1.3 million for the year ended December 31, 2007, as compared to net interest expense of $1.1 million for the year ended December 31, 2006. The increase in net interest expense is primarily due to increased borrowings under our revolving credit facility to fund acquisitions.

Our effective income tax rate for the year ended December 31, 2007 was 123.4% compared to 18.8% for the year ended December 31, 2006. The substantial rate increase in 2007 was primarily due to the $8.8 million nondeductible loss we incurred on the change in the fair value of preferred stock warrant liabilities in 2007, as compared to $0.7 million recorded in 2006. Excluding this nondeductible loss, our effective tax rate would have been 36.6% for the year ended December 31, 2007 and 14.3% for 2006. The adjusted 2006 effective tax rate includes a benefit from release of the valuation allowance. The 2007 effective tax rate excluding the nondeductible loss noted above is lower than we expect in future periods due to a 2007 benefit recognized for the reduction of a FIN 48 liability, the benefit from utilization of net operating losses subject to a valuation allowance from separate tax filing entities, and a rate change applicable to federal deferred tax assets. Our effective tax rate excluding the items noted above would be approximately 42% for the year ended December 31, 2007 and 45% for the year ended December 31, 2006.

Net income decreased to a net loss of $0.8 million for the year ended December 31, 2007, as compared to $1.8 million net income for the year ended December 31, 2006 and our net income margin decreased to a negative 0.4% from a positive 1.2% for the same period. The net income margin decrease is primarily the result of the recognition of the loss on fair value of the warrant liability offset by the reduction in physician practice costs as a percent of revenue and leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Year ended December 31, 2006 compared to year ended December 31, 2005.

Net revenue for the year ended December 31, 2006 was $148.1 million, an increase of $37.2 million, or 33.6%, from $110.9 million in 2005. Of this $37.2 million increase, $29.6 million, or 79.3% was primarily attributable to revenue generated from completed acquisitions and new geographical areas opened during 2005 and 2006 and $7.7 million was attributable to same-market area growth. We expanded into three new market areas during 2005 and 2006 both through acquisitions and by opening new practices. The change in same-market area net revenue was primarily the result of a 7.9% increase in patient encounters and a 0.9% increase in revenue per encounter. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable period.

Physician practice salaries, benefits and other expenses for the year ended December 31, 2006 were $109.3 million or 73.8% of net revenue compared to $79.0 million or 71.2% of net revenue for the year ended December 31, 2005. These costs increased by $30.4 million or 38.5%. Of the $30.4 million increase, the increase in physician costs associated with completed acquisitions and new geographical areas opened during 2005 and 2006 was $22.1 million. Same-market area physician costs increased $6.3 million primarily as a result of increased salaries, practice incentive payments, and increases in other practice related operating costs and $2.2 million from costs related to net new hires in the same-market area practices. In mid-2006, we increased our base salaries for our affiliated hospitalists and instituted a revised physician incentive plan based on the direct profitability of the individual practices and the productivity of each hospitalist within the practice. This plan increased the practice costs as a percent of revenue; however, we believe that it contributed to the increase in hospitalist productivity and the overall increase in revenue by more closely aligning our affiliated hospitalists’ interests with ours.

General and administrative expenses increased $4.7 million, or 17.2%, to $32.3 million, or 21.8% of revenue, for the year ended December 31, 2006, as compared to $27.6 million, or 24.9% of revenue in 2005. This $4.7 million increase was primarily attributable opening three new market area offices to support the geographical expansion and to increased salaries, benefits, and technology costs to support the continuing growth of our operations. The decline in general and administrative expenses as a percentage of revenue is due to the effective management of such expenses as we grew our operations in 2006.

In December 2005, we recorded a litigation loss of $3.0 million as the result of a judgment in a lawsuit brought against us by a former non-physician independent contractor.

During 2006, we settled a professional liability claim in excess of our insurance policy limit and recorded the excess loss at the net present value of $1.3 million.

Depreciation and amortization expense increased by $0.4 million, or 63.6%, to $1.1 million for the year ended December 31, 2006, as compared to $0.7 million in 2005. This increase is primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $3.3 million, or 524.8%, to $4.0 million, as compared to $0.6 million for the same period of the prior year. Our operating margin increased to 2.7% for the year ended December 31, 2006 from 0.6% for the year ended December 31, 2005. The increase in operating margin is directly attributable to the reduction in the litigation and other claims expense between the two periods and the reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $1.1 million for year ended December 31, 2006, as compared to minimal net interest income in 2005. The increase in net interest expense is primarily due to increased borrowings under our revolving credit facility to fund acquisitions.

Prior to 2005, we placed a full valuation allowance on our deferred tax assets to reduce the deferred tax assets to the amount that was believed more likely than not to be realized. During 2005, we reversed a substantial amount of the valuation allowance, primarily related to net operating losses based on historical earnings and expected future income from operations. During 2006, we reversed additional valuation allowance based on continued earnings and expected future income from operations. After consideration of these changes to the valuation allowance, we recorded a $0.4 million tax provision for the year ended December 31, 2006 and a tax benefit of $4.0 million for the year ended December 31, 2005.

Net income decreased to $1.8 million for the year ended December 31, 2006, as compared to $3.6 million in 2005 principally because the reversal of the deferred tax valuation allowance created $4.0 million of income in 2005.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and acquisitions through a combination of equity capital, cash generated from operations and borrowings. At December 31, 2007, we had outstanding borrowings of $21.1 million, leaving us with availability of $18.9 million under our $30.0 million revolving credit agreement. In October 2007, we amended our credit facility to add a $10.0 million term loan which was used entirely to pay down the revolving credit facility. In January 2008, we completed our initial public offering and paid off the outstanding balance under the revolving portion of the credit agreement.

Year ended December 31, 2007 compared to year ended December 31, 2006.

Net cash provided by operating activities was $1.4 million for 2007 compared to $4.8 million used in operations for 2006. Operating cash flow from changes in working capital for the year ended December 31, 2007 increased by $1.0 million primarily reflecting improved collections on accounts receivable, increase in accrued compensation because of the timing of the year-end payroll, both offset by a $3.6 million payment in December 2007 for a lawsuit. During 2007, we significantly reduced the time to collect our accounts receivable as our new billing system which was installed in 2006 was fully implemented. Our days sales outstanding (DSO) declined from 72 at December 31, 2006 to 69 at December 31, 2007. We calculate our DSO using a three-month rolling average of net revenues. Increases in malpractice self insurance, accounts payable and patient refunds and the increase in accrued compensation are all primarily related to the increase in the number of physicians and patient volumes between the periods.

Net cash used in investing activities was $13.7 million for the year ended December 31, 2007, compared to net cash provided by investing activities of $0.8 million for the same period in 2006. Substantially all of the cash used in 2007 related to acquisitions of physician practices or earn-out payments on prior acquisitions, partially offset by the release of a $2.5 million restriction on cash in connection with our new loan agreement in October 2007. The cash provided by investing activities in 2006 related to the maturity of $5.3 million of short-term treasury investments, net of acquisitions of physician practices or earn-out payments on prior acquisitions.

For the year ended December 31, 2007, net cash provided by financing activities was $13.3 million, compared to $3.2 million for the year ended December 31, 2006. We increased our borrowings under our revolving credit agreement by $12.4 million to finance acquisitions and earn-out payments, net of payments on malpractice premium and equipment financing agreements.

Year ended December 31, 2006 compared to year ended December 31, 2005.

During fiscal 2006, we used $4.8 million in cash to fund our operating activities compared to a positive cash provision of $1.4 million from operating activities in 2005, a decrease of $6.2 million. Operating cash flow from changes in working capital for the year ended December 31, 2006 decreased by $8.4 million compared to an increase of $0.4 million for the year ended December 31, 2005. During 2006, our accounts receivable increased by $10.7 million partially as a result of the implementation of a new billing system and also as a result of the lag between the time we added a significant number of new physicians by acquisitions in late 2005 and early 2006 and the receipt of their enrollment in our group by Medicare and Medicaid intermediaries in various states. Our DSO increased from 62 at December 31, 2005 to 72 at December 31, 2006. In addition, we prepaid our annual malpractice insurance premium of $3.8 million at the end of 2006, of which $3.4 million was financed by a lender and is payable in monthly installments through the end of 2007. These uses of cash were partially offset by a $2.8 million increase in our medical malpractice liability reserve and a $2.1 million increase in accounts payable and accrued compensation, all of which were primarily related to the increase in the number of physicians and patient volumes between the periods. The balance of the change in cash flow used by operating activities was attributable principally to increases in depreciation and amortization expense and an increase in accrued litigation loss and other claims as we settled a professional liability claim in excess of our insurance policy limit during 2006. We recorded the excess loss at the net present value used of $1.3 million of which $0.8 million was paid in cash and the balance payable over six years.

Net cash provided by investing activities was $0.8 million for the year ended December 31, 2006, compared to $18.9 million used in investing activities for the same period in 2005. Cash was provided from investing activities during 2006 by the maturity of $5.3 million of short-term treasury investments, offset by $3.3 million expended in acquisitions of physician practices or earn-out payments on prior acquisitions and $1.2 million on purchases of furniture and equipment, primarily computer hardware and software. During 2005, we expended $14.8 million in acquisitions of physician practices or earn-out payments on prior acquisitions and $1.4 million on purchases of furniture and equipment, primarily computer hardware and software.

For the year ended December 31, 2006, net cash provided by financing activities was $3.2 million, compared to net cash provided by financing activities of $8.8 million for the year ended December 31, 2005. During 2005 we increased our borrowings to finance acquisitions and earn-out payments, our prepaid malpractice premium and purchases of furniture and equipment, consisting primarily of computer hardware and software, and made payments on the equipment financing and malpractice premium financing.

Credit Facility and Liquidity

Our amended and restated loan agreement (Credit Facility), as further amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital and to fund practice acquisitions and capital expenditures.

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, amortization, taxes and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Comerica Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. Our outstanding principal balance under the credit facility as of December 31, 2007, 2006 and 2005 was $21.1 million, $8.9 million and $7.8 million respectively. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2007, we were in compliance with such financial covenants and restrictions.

As December 31, 2007, we had $21.1 million outstanding under the $40.0 million credit facility. The amount available for borrowing as of December 31, 2007, was $18.9 million. In January 2008, we completed our initial public offering and paid off the outstanding balance under the revolving portion of the credit agreement.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, earn-outs and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2007:

	Due in Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and capital leases (1)	$8,583	$4,580	$3,999	$13,970	$—	$—	$31,132
Operating lease obligations	1,090	600	375	142	51	22	2,280
Acquisition earn-out payments (2)	292						292
Medical malpractice reserves—self-insured retention (3)	801	299	132	75	44	35	1,386

Sub-total contractual obligations	10,766	5,479	4,506	14,187	95	57	35,090
Medical malpractice reserve—claims-made basis (3)	150	868	1,985	2,145	1,355	1,962	8,465

Total contractual obligations and reserves	$10,916	$6,347	$6,491	$16,332	$1,450	$2,019	$43,555

(1)	Amounts include outstanding balances at December 31, 2007 plus estimated interest costs assuming rates in effect on such date varying from 6.34% to 8.51%. In late January 2008, after our initial public offering, we paid the balance of our revolving line of credit of $14.1 million, $11.1 million of which was outstanding at December 31, 2007.

(2)	As of March 11, 2008, we paid $0.3 million of additional consideration that was accrued at December 31, 2007, related to the acquisition of various hospitalist physician practices in 2006. In addition to the initial consideration paid pursuant to certain other asset purchase agreements entered into during the year ended December 31, 2007, additional future consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of sellers. The amounts of such payments, if any, cannot be determined until such measurement dates.

(3)	We are self-insured up to certain limits for costs associated with professional liability claims. We establish reserves that we expect to pay for the self-insurance retention. Our malpractice policies are on a claims-made basis, consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. So long as we maintain third party malpractice insurance policies, the claims in excess of self-insured retention will be covered by such third party policy up to the policy limits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our revolving credit agreement. At our option, the interest rate on outstanding borrowings under our revolving credit facility is either LIBOR plus the applicable margin, or the base rate plus the applicable margin as defined in the agreements. The base rate is a daily floating rate based on most recently announced by our lender, as its “prime rate,” whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under our credit facility of $21.1 million at December 31, 2007. The impact of a 1.0% increase on short term interest rates would result in an increase in interest expense of approximately $0.2 million annually and a decrease in net income of approximately $0.1 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2007, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 49.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

(formerly InPatient Consultants Management, Inc.)

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (formerly InPatient Consultants Management, Inc.) (the “Company”) as of December 31, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company at December 31, 2006 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 26, 2008

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for per share data)

	December 31
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$5,946	$6,976
Accounts receivable, net	31,518	39,494
Prepaid expenses and other current assets	7,029	10,203
Deferred tax assets, net	1,308	—

Total current assets	45,801	56,673

Restricted cash	2,500	—
Furniture and equipment, net	2,307	2,189
Goodwill	21,970	34,754
Other intangible assets, net	516	808
Deferred tax assets, net	2,935	2,952

Total assets	$76,029	$97,376

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,176	$4,959
Accrued compensation	8,223	12,382
Medical malpractice and self-insurance reserves	653	951
Accrued litigation loss and other claims	3,598	—
Deferred tax liability	—	45
Short-term debt and current portion of capital leases	4,410	7,029

Total current liabilities	24,060	25,366
Long-term debt and capital leases, less current portion	10,041	19,793
Medical malpractice and self-insurance reserves	7,352	8,900
Other long-term liabilities	—	300
Preferred stock warrant liabilities	2,588	—

Total liabilities	44,041	54,359
Redeemable convertible preferred stock	43,002	—
Stockholders’ equity (deficit):
Convertible preferred stock, Series A, B, C, and D $.001 par value, 64,905,826 shares authorized, 57,761,235 shares issued and outstanding in 2007; liquidation preference of $43,230,532 in 2007	—	57
Preferred stock, $.001 par value, 294,174 shares authorized, none issued	—	—
Common stock, $.001 par value, 87,300,000 shares authorized, 1,244,257 and 1,878,382 shares issued and outstanding in 2006 and 2007, respectively	1	2
Additional paid-in capital	27	55,605
Accumulated deficit	(11,042)	(12,647)

Total stockholders’ equity (deficit)	(11,014)	43,017

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$76,029	$97,376

IPC The Hospitalist Company, Inc.

Consolidated Statements of Operations

(dollars in thousands, except for per share data)

	Years Ended December 31
	2005	2006	2007
Net revenue	$110,883	$148,098	$190,002
Operating expenses:
Cost of Services—physician practice salaries, benefits and other	78,966	109,332	136,960
General and administrative	27,587	32,330	37,874
Litigation loss and other claims	3,025	1,377	—
Depreciation and amortization	671	1,098	1,396

Total operating expenses	110,249	144,137	176,230

Income from operations	634	3,961	13,772
Net interest income (expense)	33	(1,080)	(1,294)
Loss on fair value of preferred stock warrant liabilities	(90)	(690)	(8,781)

Income before income taxes and cumulative effect of change in accounting principle	577	2,191	3,697
Income tax provision (benefit)	(4,009)	413	4,564

Net income before cumulative effect of change in accounting principle	4,586	1,778	(867)
Cumulative effect of change in accounting principle	(941)	—	—

Net income (loss)	3,645	1,778	(867)
Accretion of redeemable convertible preferred stock	(248)	(271)	(229)
Income allocable to preferred stockholders	(3,397)	(1,507)	—

Net income (loss) attributable to common stockholders	$—	$—	$(1,096)

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Basic	$—	$—	$(0.64)

Diluted	$—	$—	$(0.64)

Net income (loss) per share attributable to common stockholders—pro forma:
Basic	0.36	0.17	$(0.08)

Diluted	0.35	0.16	$(0.08)

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

			Series A		Series B		Series C		Series D
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	790,481	$1	—	$—	—	$—	—	$—	—	$—	$(471)	$(15,946)	$(16,416)
Issuance of common stock	371,313	—	—	—	—	—	—	—	—	—	224	—	224
Repurchase of common stock	(391)	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—		(248)	(248)
Net income	—	—	—	—	—	—	—	—	—	—		3,645	3,645

Balance at December 31, 2005	1,161,403	1	—	—	—	—	—	—	—	—	(248)	(12,549)	(12,796)
Issuance of common stock	124,236	—	—	—	—	—	—	—	—	—	150	—	150
Repurchase of common stock	(41,382)	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	196	—	196
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	26	—	26
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(271)	(271)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,778	1,778

Balance at December 31, 2006	1,244,257	1	—	—	—	—	—	—	—	—	27	(11,042)	(11,014)
Issuance of common stock	637,458	1	—	—	—	—	—	—	—	—	499	—	500
Repurchase of common stock	(3,333)	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	455	—	455
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	91	—	91
Reclassification of convertible preferred stock	—	—	10,318,866	10	17,893,968	18	11,139,850	11	18,408,551	18	43,173	—	43,230
Warrant fair value	—	—	—	—	—	—	—	—	—	—	11,369	—	11,369
Adjustment to initially apply FIN 48 (see note 6)	—	—	—	—	—	—	—	—	—	—	—	(509)	(509)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(867)	(867)

Balance at December 31, 2007	1,878,382	$2	10,318,866	$10	17,893,968	$18	11,139,850	$11	18,408,551	$18	$55,605	$(12,647)	$43,017

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31
	2005	2006	2007
Operating activities
Net income (loss)	$3,645	$1,778	$(867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	671	1,098	1,396
Stock-based compensation expense	—	26	91
Gain on disposal of equipment	(20)	—	—
Revaluation of preferred stock warrant liabilities	1,031	690	8,781
Deferred taxes	(4,275)	33	1,336
Changes in assets and liabilities:
Accounts receivable	(6,438)	(10,667)	(7,976)
Prepaid expenses and other current assets	(908)	(3,243)	(3,382)
Accounts payable	780	1,211	(344)
Accrued compensation	2,013	912	4,159
Medical malpractice and self-insurance reserves	1,891	2,821	1,846
Accrued litigation loss and other claims	3,025	573	(3,598)

Net cash provided by (used in) operating activities	1,415	(4,768)	1,442

Investing activities
Acquisitions of physician practices	(14,781)	(3,257)	(15,303)
Sale (purchase) of short-term investments, net	(120)	5,251	—
Purchase of furniture and equipment	(1,440)	(1,240)	(926)
Cash restriction by lender	(2,500)	—	2,500
Other long-term liabilities	(90)	—	—

Net cash provided by (used in) investing activities	(18,931)	754	(13,729)

Financing activities
Proceeds on long-term debt and capital leases, net	8,534	2,992	12,371
Net proceeds from issuance of common and preferred stock	224	51	491
Excess tax benefits from stock-based compensation	—	196	455

Net cash provided by financing activities	8,758	3,239	13,317

Net (decrease) increase in cash and cash equivalents	(8,758)	(775)	1,030
Cash and cash equivalents, beginning of year	15,479	6,721	5,946

Cash and cash equivalents, end of year	$6,721	$5,946	$6,976

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$99	$1,046	$2,021

Income taxes	$755	$1,485	$4,234

Acquisitions of physician practices consisted of the following:
Acquired assets	$15,377	$4,848	$13,429
Accrued consideration	(596)	(1,591)	1,874

Net cash paid for acquisitions	$14,781	$3,257	$15,303

Accretion of redeemable convertible preferred stock	$(248)	$(271)	$(229)

Reclassification of convertible preferred stock to equity	$—	$—	$43,231

See accompanying notes to consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Operations and Significant Accounting Policies

Business and Basis of Presentation

IPC The Hospitalist Company, Inc., and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The physicians are primarily full-time employees of Company subsidiaries or consolidated professional medical corporations, although part-time and temporary physicians are also employed on an as-needed basis.

Reverse Stock Split

In January 2008, we completed a 1-for-6.4 reverse stock split of our outstanding common stock, The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of the Company’s convertible preferred stock to a 6:4:1 ratio. In addition, we adopted an Amended and Restated Certificate of Incorporation which provides that the Company’s authorized capital stock will consist of 50 million shares of common stock, $0.001 par value per share, and 15 million shares of preferred stock, $ 0.001 par value per share.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements (the Professional Medical Corporations). Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In states that have these restrictions, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all nonmedical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC. Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all nonmedical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the professional medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46), and consequently we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

We operate in a regional operating structure. The results of our regional operations are aggregated into a single reportable segment for purposes of presenting financial information as outlined in Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information.

Revenues

Net revenue consists of fees for medical services provided by our affiliated hospitalists under fee-for-service, case rate, and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies and hospitals. Net revenue is reported on the accrual basis in the period in which services are provided, at rates that reflect the amount expected to be collected. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, the payor mix, age of receivables, historical cash collection experience and other relevant information. Revenue related to patient responsibility accounts is recorded at amounts reasonably assured of collection, which is net of a provision for uncollectible accounts. During the years ended December 31, 2005, 2006 and 2007, we recorded a provision for uncollectible accounts of $4,268,000, $5,119,000, and $6,649,000 respectively. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted.

During the years ended December 31, 2005, 2006 and 2007, approximately 54%, 52% and, 51% respectively, of our patient volume was from Medicare and Medicaid programs.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, and the estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage. The process of estimating the ultimate amount of revenue to be collected and the estimate of IBNR involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market accounts.

Restricted Cash

Restricted cash consists of the minimum deposit amount that we were required to maintain with our lender prior to amending our Credit Facility in October 2007. In accordance with our amended Credit Facility, we are no longer required to maintain a minimum deposit with our lender.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs and insurance companies, and amounts due from hospitals and patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by us to be uncollectible. At December 31, 2006 and 2007, we recorded an allowance for uncollectible accounts of $1,810,000 and $2,972,000 respectively. Concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base except with respect to the Medicare and Medicaid programs. Receivables from Medicare and Medicaid programs made up approximately 41% and 45% of the net accounts receivable at December 31, 2006 and 2007, respectively.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furniture and Equipment

Furniture and equipment are stated on the basis of cost. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of items under capital leases is provided using the straight-line method over the lease period. The depreciable life is generally three years for equipment and software, seven years for furniture and the lesser of the useful life or lease period for leasehold improvements.

At December 31, furniture and equipment consisted of the following (dollars in thousands):

	2006	2007
Furniture	$1,125	$1,209
Computer equipment and software	4,511	5,502
Office equipment	1,289	1,352
Leasehold improvements	155	169

	7,080	8,232
Less accumulated depreciation and amortization	(4,934)	(6,043)

	2,146	2,189
Equipment and software for billing and financial reporting systems not yet in service	161	—

	$2,307	$2,189

Depreciation and amortization expense for furniture and equipment was $637,000, $870,000 and $1,042,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Goodwill and Other Intangible Assets

We record acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and noncompete agreements acquired in connection with certain asset purchase agreements. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of the Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2005, 2006 and 2007, no impairment indicators were present and no impairment was recognized.

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis with a portion of self-insurance retention. Claims-made coverage covers only those claims reported during the policy period. In December 2007, we renewed our current professional liability insurance policy for 2008, which must be renewed on an annual basis. We expect to be able to continue to obtain coverage in future years; however, such coverage may not continue to be available at acceptable costs and favorable terms.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we record reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At December 31, 2006 and 2007, such reserves totaled $8,005,000, and $9,851,000 respectively.

Stock-Based Compensation

At December 31, 2007, we had three stock-based employee compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the consolidated statements of income for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective-transition method. Under that transition method, prior periods are not revised for comparative purposes. Compensation cost recognized in 2006 and 2007 includes amounts for awards that are outstanding on the adoption date that are subsequently modified and amounts for all awards granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes for the years ended December 31, 2006 and 2007 was lower by $26,000 and $91,000, respectively, than if we had continued to account for stock-based compensation under APB 25.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued liabilities short and long-term debt and other liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of other long-term obligations, including borrowings under our Credit Facility, approximated their fair values based on borrowing rates and terms currently available to us for instruments with similar terms and remaining maturities as of December 31, 2006 and 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 for public companies. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 6 for more information on the accounting for uncertain tax positions.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. We are currently assessing the impact SFAS 157 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of SFAS 141(R) on our financial statements.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2005, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of income.

Upon adoption of FSP 150-5, we reclassified the fair value of our warrants to purchase shares of our convertible preferred stock from equity to a liability and recorded a cumulative effect loss of approximately $941,000 for the change in accounting principle. We recorded a charge of approximately $90,000 to reflect the increase in fair value between July 1, 2005 and December 31, 2005. For the years ended December 31, 2006 and 2007, we recorded a charge of $690,000 and $8,781,000, respectively, reflected as the loss on fair value of preferred stock warrant liabilities in the consolidated statements of operations. On October 29, 2007, we amended our certificate of incorporation to remove the redemption feature of our preferred stock. At that date, the preferred shares and warrants were reclassified as equity. No further changes to the fair value of such warrants will be made so long as we continue to meet the conditions of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and maintain sufficient authorized but unissued shares to issue upon exercise of the warrants. The majority of these warrants automatically converted to our common stock on the date of our initial public offering, and warrants to purchase 41,815 shares of our common stock remain outstanding as of the date of this Report.

The pro forma effect of the adoption of FSP 150-5 on the results of operations for the year ended December 31, 2005, if applied retroactively assuming FSP 150-5 had been adopted at January 1, 2005, has not been disclosed as these amounts would not be materially different from the reported amounts.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions

We acquired nine hospitalist physician practices during 2007 for a total cost of $12,170,000. In connection with these asset acquisitions, we recorded goodwill of $11,535,000 and other identifiable intangible assets of $635,000 consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration, the asset purchase agreements generally provide for additional future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The amounts of such payments, if any, will be recorded as additional goodwill; however such amounts cannot be determined until their respective measurement dates. During 2007, we recorded additional goodwill of $1,259,000 for the payment of contingent consideration related to prior year acquisitions.

3. Other Intangible Assets

At December 31, other intangible assets consist of the following (dollars in thousands):

	2006	2007
Noncompete agreements	$495	$760
Hospital contracts	310	690

	805	1,450
Less accumulated amortization	(289)	(642)

	$516	$808

Other intangible assets are being amortized over their estimated useful lives of three years and have a weighted average remaining useful life of 1.9 years at December 31, 2007. Amortization expense for identifiable intangible assets was $34,000, $227,000 and $353,000 for the years ended December 31, 2005, 2006, and 2007, respectively. We estimate our intangible asset amortization will be $452,000, $239,000 and $117,000 in 2008, 2009 and 2010, respectively.

4. Debt and Capital Leases

Our amended and restated loan agreement (Credit Facility), as further amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital and to fund practice acquisitions and capital expenditures.

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, taxes, amortization and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2007, we were in compliance with such financial covenants and restrictions.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had an outstanding letter of credit of $3,700,000 at December 31, 2006, to guarantee a surety bond associated with a legal judgment. In December 2007, we paid the legal judgment and, as a result, the letter of credit was released in January 2008 and no amounts remain outstanding under such sublimit. In January 2008 we borrowed $3,000,000 to fund obligations related to hospitalist practice acquisitions. In January 2008, we used a portion of the proceeds from our initial public offering to pay down the outstanding balance of our revolving line of credit of $14,140,000, reducing our principal balance in the Credit Facility to the remaining balance of our term loan of $9,750,000, as of January 31, 2008.

For the years ended December 31, 2005, 2006 and 2007, respectively, we expensed $286,000 and $23,000, $1,266,000 and $47,000, and $1,643,000 and $49,000 in interest costs and unused commitment fees. At December 31, debt and capital leases consist of the following (dollars in thousands):

	2006	2007
Revolving line of credit, secured by personal property with interest at rates ranging from 6.34% to 7.43%, repaid with IPO proceeds in January 2008	$8,900	$11,140
Term loan, secured by personal property with interest of 6.43%, due on September 15, 2011.	—	9,750
Loan agreements, secured by personal property, payable in monthly installments through December 2010, with interest at rates ranging from 6.51% to 8.51%.	2,089	1,933
Medical malpractice liability policy obligations with interest rates ranging from 6.65% to 7.30% secured by the policy, payable in monthly installments through December 2008	3,462	3,999

	14,451	26,822
Less current portion	(4,410)	(7,029)

Long-term debt, long-term portion	$10,041	$19,793

Future maturities under long-term debt are as follows (dollars in thousands):

2008	$7,029
2009	3,384
2010	3,016
2011	13,393

$26,822

5. Net Interest Income and Expense

Interest income is reported net of interest expense. Interest income consists of amounts earned from interest bearing bank deposit and money market accounts, and investments in U.S. Treasury Securities. Interest expense is comprised of interest costs and unused loan commitment fees charged by our lenders as discussed in Note 4.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest income (expense) for the years ended December 31, is comprised of the following (dollars in thousands):

	2005	2006	2007
Interest income	$342	$233	$397
Interest expense	(309)	(1,313)	(1,692)

Net interest income (expense)	$33	$(1,080)	$(1,295)

6. Income Taxes

We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

The income tax provision (benefit) for the years ended December 31, is comprised of the following (dollars in thousands):

	2005	2006	2007
Current:
Federal	$115	$202	$2,292
State	151	178	936

Total current	266	380	3,228
Deferred:
Federal	(3,398)	(41)	1,004
State	(877)	74	332

Total deferred	(4,275)	33	1,336

Total provision (benefit)	$(4,009)	$413	$4,564

The 2006 and 2007 current tax provisions include $196,000 and $455,000, respectively, of tax benefit from stock compensation recorded to additional paid-in capital.

Prior to 2005, we placed a full valuation allowance on our deferred tax assets to reduce the deferred tax assets to the amount that was believed more likely than not to be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including past results, the existence of cumulative losses in prior years, and forecasted future taxable income. During 2005, the valuation allowance, primarily related to net operating losses (NOLs), was partially reversed based on historical earnings and expected future income from operations adequate to recognize most of the deferred tax assets. During 2006, the remaining valuation allowance for consolidated entities that file consolidated tax returns was reversed based on continued earnings and expected future income from operations. The benefit recognized from the reversal of the valuation allowance resulted in a reduction of income tax expense. During 2007, the valuation allowance on consolidated entities that file separate tax returns was partially reversed based on the historical and current year earnings and expected future earnings. The remaining valuation allowance relates to consolidated entities that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our consolidated professional medical corporations are not consolidated for tax return purposes. Included in state taxes net of federal provision in the table below are the related effects of the separate return filing requirements. A reconciliation of the provision (benefit) for income taxes compared with amounts at the U.S. statutory tax rate for the years ended December 31 is shown below (dollars in thousands):

	2005	2006	2007
Statutory federal tax provision	$196	$745	$1,294
Increase (decrease) in taxes resulting from:
State taxes net of federal benefit	106	302	847
Change in valuation allowance	(4,442)	(969)	(130)
Change in federal deferred rate	—	—	(78)
Fair value of preferred stock warrants	31	235	2,986
Utilization of net operating losses	—	—	(153)
Permanent differences and other	100	100	8
Recognition of FIN 48 tax benefits	—	—	(210)

Income tax provision (benefit)	$(4,009)	$413	$4,564

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consist of the following (dollars in thousands):

	2005	2006	2007
Deferred Tax Assets:
NOL and suspended loss carryforwards	$2,129	$1,247	$809
Allowance for uncollectible accounts	214	760	1,278
Accrued vacation	236	283	335
IBNR accrual	2,177	3,362	4,236
Alternative minimum tax credit carryforward	208	200	—
Litigation loss accrual	1,271	1,641	—
Stock based compensations	—	11	38
Other	98	14	20

Total deferred tax assets	6,333	7,518	6,716
Less valuation allowance	(1,446)	(478)	(347)

Deferred tax assets, net	$4,887	$7,040	$6,369
Deferred tax liabilities:
Prepaid insurance	—	(1,624)	(1,916)
Depreciation and amortization	(348)	(921)	(1,543)
State taxes	(263)	(252)	(3)

Total deferred tax liabilities	(611)	(2,797)	(3,462)
Total net deferred tax asset	$4,276	$4,243	$2,907

As of December 31, 2007 we have federal NOL carryforwards of $2,143,000, which begin to expire in 2019, and state NOL carryforwards of $739,000, which begin to expire in 2012. Federal NOLs of $1,759,000 incurred before 1999 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of FASB Interpretation NO. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately $2,062,000 increase in the liability for unrecognized tax benefits (UTB), of which approximately (a) $510,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, (b) $1,492,000 was accounted as an increase in deferred tax assets, and (c) $60,000 was accounted for as a reduction to the deferred tax valuation allowance.

Following is a tabular reconciliation of the UTB activity during 2007 (dollars in thousands):

Gross UTB balance at January 1, 2007 excluding interest and penalties of $184	$1,952
Additions based on tax positions related to prior year	303
Reductions for tax positions of prior years	(1,903)

Gross UTB balance at December 31, 2007 excluding interest and penalties of $49	$352

If recognized, approximately $287,000 would affect our effective tax rate in the year ended December 31, 2007.

Of the reduction to the gross UTB, $1.6 million was anticipated and related to a deductible temporary difference and thus had no impact on the tax provision. The decrease resulted from certain anticipated contractual changes that occurred subsequent to adoption of FIN 48. The balance of the decrease resulted from a change of facts that eliminated the uncertain tax position.

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 we have accrued a total of $49,000 of interest and penalties related to uncertain tax positions.

The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. We are subject to taxation in the United States and various state jurisdictions. The Company’s 2005 tax year is currently under examination by the Internal Revenue Service.

We do not foresee any significant changes to the gross UTB liability within the next twelve months.

7. Defined Contribution Plan

In 1998, we adopted a 401(k) plan, InPatient Consultants Management, Inc. Savings Plan (the Plan). The Plan is a defined contribution plan covering substantially all employees. Employees are eligible to participate in the Plan on the first day of the month following completion of one month of service. During 2007 the Plan was amended to change its name to IPC The Hospitalist Company, Inc. 401(k) Plan, to increase the amount we contribute to 50% of the first 7% of the participant’s contributions, and effective July 1, 2007 to reduce the vesting period to one year. In January 2008 we further amended the Plan to provide for automatic enrollment of all new hires and existing employees not enrolled and to change the eligibility date to 60 days following an employee’s date of hire. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. Expense recognized in connection with our contributions amounted to approximately $1,233,000, $1,719,000 and $2,442,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock-Based Compensation

At December 31, 2007, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan, (1997 Plan), the 2002 Equity Participation Plan, (2002 Plan) and 2007 Equity Participation Plan, (2007 Plan). The shares reserved for issuance pursuant to these three plans have been adjusted to reflect the 1-for-6.4 reverse stock split which was completed in January 2008. We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, 531,250 common shares for issuance pursuant to the 2002 Plan and 234,375 common shares for issuance pursuant to the 2007 Plan, which was adopted in June 2007. The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS 123(R), which was adopted January 1, 2006, using the prospective-transition method.

All options granted during the years ended December 31, 2005, 2006 and 2007 were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants. As a result of our initial public offering in January 2008, we revised our estimate of the fair value of common stock for financial accounting purposes for options granted in November 2007, based upon the offering price, after giving effect to a discount for lack of marketability. Our stock-based compensation expense for the year ended December 31, 2007 includes consideration of the revised fair value of common stock for the options granted in November 2007.

Stock-based compensation expense for the year ended December 31, 2006 and 2007 was $26,000 and $91,000, respectively, and such expense is included in general and administrative expenses. No stock-based compensation expense was recognized for the year ended December 31, 2005, in accordance with SFAS 123. As of December 31, 2007, there was $654,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of four years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2007
Risk-free interest rate	5.0%	4.05 – 4.94%
Expected volatility	35.0%	37.0%
Expected option life (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 107.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the year ended December 31, 2007 (dollars in thousands, except for per share data).

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (months)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding at beginning of year	855,087	$0.96			$0.21
Changes during year:
Granted	272,889	4.22			2.84
Exercised	(636,687)	.78			0.16
Forfeited	(45,114)	1.91			0.72

Options outstanding at end of year	446,175	$3.07	8.16	$5,426	$1.81

Options exercisable at end of year	131,658	$1.50	6.26	$1,807	$0.41

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.38	8,808	2.01	$0.38	8,808	$0.38
$0.77	24,912	4.17	0.77	24,912	0.77
$1.60	162,931	7.12	1.60	84,179	1.60
$2.43 – $2.62	81,639	9.16	2.51	11,155	2.44
$5.25	167,885	9.61	5.25	2,604	5.25

$0.38 – $2.43	446,175	8.16	$3.07	131,658	$1.50

As of December 31, 2007, the aggregate intrinsic value of our outstanding stock options was $5,426,000 with a weighted average remaining contractual term of 8.16 years. The weighted-average fair value of options granted for the year ended December 31, 2007 was $2.84. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $1,254,000.

See Note 10 for information on warrants issued to purchase Preferred Stock.

9. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan which we plan to implement on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees, who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock will be made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For 2008, the offering period will be for six months and the annual deductions reduced by 50%. Stock purchases will be made at a price equal to 85% of the fair market value (i.e., closing price on the Nasdaq Global Market) of a share of our common stock on the first or last day of the offering period, whichever is less. If the fair market value is less on the last day of the offering period, the difference in the per share price will be refunded to the participant. We will account for the plan in accordance with SFAS No. 123(R), Share Based Payment.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Redeemable Convertible Preferred Stock

At December 31, 2007 we had four series of authorized and outstanding redeemable convertible preferred stock (Preferred Stock Series): Series A, Series B, Series C and Series D; and warrants to purchase shares of preferred stock. Upon our initial public offering in late January 2008, all Preferred Stock Series shares converted to 9,025,195 shares of common stock and the majority of warrants were exercised on a cashless basis for 641,340 common shares.

As of December 31, 2007, the holders of the Preferred Stock Series were each entitled to voting rights based on the number of shares of common stock the preferred stock could be converted into at the time of a vote. The number of shares of common stock was to be determined by dividing the respective preferred stock liquidation value by the conversion price which was initially set and remained as of December 31, 2007, as a one-to-one ratio. The conversion price was subject to downward adjustment in the event of certain dilution events.

The holders of our Preferred Stock Series were entitled to receive, when declared, noncumulative cash dividends at an annual rate of 8%, prior to any declaration or payment of dividends on the common stock. Upon liquidation, the preferred stock entitled the holder to receive a distribution of $0.56 per share for Series A, $0.70 per share for Series B, and $0.84 per share for Series C and Series D, plus all declared and unpaid dividends on such shares, prior to and in preference to any distribution to holders of common stock. Any remaining assets to be distributed were to be shared on a pro rata basis between the holders of the Preferred Stock Series and the holders of the common stock. Through December 31, 2007, we did not declare dividends payable on any of the Preferred Stock Series.

Each Preferred Stock Series share was to be automatically converted at the conversion rate previously described upon an underwritten public offering of the Company with an offering price that equaled or exceeded $16.00 per share and gross proceeds that equaled or exceeded $50,000,000.

As of December 31, 2007, warrants to purchase 6,432,193 shares of preferred stock were outstanding. The warrants were issued to investors, an equipment lessor and our lender during the years 2000 through 2002. The terms under the warrant agreements varied from five to 10 years and the warrant prices range from $.70 to $.84 per share. The warrants to the investors were issued in connection with the sale of redeemable preferred shares, while the warrants to the equipment lessor and our lender were issued in connection with equipment and debt financing. We recognized interest expense related to the warrants issued the equipment lessor and our lender, during the year of issuance of such warrants. The number and purchase prices of the shares under the forgoing warrants were subject to adjustment if we effected a subdivision, combination, reverse stock split or a stock split of the outstanding Preferred Stock. In lieu of exercising the warrant, the holder could have converted the warrant, at any time, in whole or in part, into a number of preferred shares based on the fair market value of the shares less the warrant price.

Prior to October 29, 2007 the Preferred Stock Series had a redemption feature. Pursuant to FSP 150-5, we recorded the fair value of the warrants as a liability and remeasured at each reporting period with gains or losses recognized as gain (loss) on fair value of preferred stock warrant liabilities. The fair value of these warrants at December 31, 2006 was $2,588,000 and, as of October 29, 2007 was $11,369,000.

On October 29, 2007, we amended our certificate of incorporation to remove the redemption feature of our preferred stock. At that date, all preferred shares and warrants were reclassified as equity. No further changes to the fair value of such warrants will be made so long as we continue to meet the conditions of EITF No. 00-19,

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and maintain sufficient authorized but unissued shares to issue upon exercise of the warrants. In connection with our reverse stock split on January 11, 2008, we further amended our certificate of incorporation on such date, which resulted in an adjustment to the number of shares of common stock issuable upon conversion of our convertible preferred stock to a 1:6.4 ratio.

Subsequent to the cashless exercise and conversion of warrants described above, no additional warrants have been exercised and warrants to purchase 41,815 shares of common stock remain outstanding. The term of a portion of the remaining outstanding warrant agreements expire in April 2008 with an exercise price of $5.38, and the remainder expire in January 2010 with an exercise price of $4.48. Warrants that are not exercised prior to their expiration date will automatically be exercised on a cashless basis on their expiration date. The cashless exercise of the certain warrants will be based upon the closing price per share of our common stock on the business date prior to the exercise date, while the remaining warrants will be based upon the average of the closing price of our common stock over a five day period ending three days prior to the exercise date.

The fair value of the above warrants was determined using the Black-Scholes pricing model based on the following assumptions:

	Year Ended December 31,
	2005	2006	2007
Expected Term (Series B)—years	1.3	1.1	0.7
Expected Term (Series C)—years	1.1	0.4	0.1
Expected Term (Series D)—years	0.9	0.4	0.4
Risk-free interest rate	3%	4%	4%
Expected volatility	26%	37%	37%
Expected dividend yield	—	—	—

The following summarizes the activity in our redeemable preferred stock accounts (dollars in thousands, except per share data):

	Series A Shares	Amount	Series B Shares	Amount	Series C Shares	Amount	Series D Shares	Amount	Total
Balance at December 31, 2004	10,318,866	$5,825	17,893,968	$12,526	11,139,850	$9,380	18,408,551	$15,500	$43,231

Reclassification of warrants to liabilities	—	—	—	—	—	(114)	—	(634)	(748)
Accretion of redeemable preferred stock	—	—	—	—	—	114	—	134	248

Balance at December 31, 2005	10,318,866	$5,825	17,893,968	$12,526	11,139,850	$9,380	18,408,551	$15,000	$42,731

Accretion of redeemable preferred stock	—	—	—	—	—	—	—	271	271

Balance at December 31, 2006	10,318,866	$5,825	17,893,968	$12,526	11,139,850	$9,380	18,408,551	$15,271	$43,002
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	229	229
Reclassification of redeemable preferred stock to equity	(10,318,866)	$(5,825)	(17,893,968)	$(12,526)	(11,139,850)	$(9,380)	(18,408,551)	$(15,042)	$(43,231)

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	$—

11. Earnings Per Share

We follow EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, (EITF 03-6) which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings attributable to common stockholders for

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

Our convertible preferred stockholders are entitled to receive, when declared, noncumulative cash dividends at an annual rate of 8%, prior to any declaration or payment of dividends on our common stock. Consequently, under EITF 03-06, such preferred shares are considered to be participating shares, and we first allocate our earnings to our preferred shareholders to satisfy the 8% preferred return to the extent we have sufficient earnings to satisfy this preferred return. In addition, dividends with respect to any remaining earnings must be distributed on a pro-rata basis to both our common and preferred shares. If our earnings are not sufficient to satisfy this preferred return, we allocate all our earnings to the preferred shareholders, but not more than our earnings. Basic net income attributable to common stockholders is net of the 8% preferred return, and when earnings are sufficient to satisfy this preferred return, an allocation of remaining earnings among our common and preferred shares, on a pro-rata basis.

The calculations of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2005, 2006 and 2007 are as follows (dollars in thousands, except for per share data):

	2005	2006	2007
Basic:
Net income (loss) attributable to common stockholders	$—	$—	$(1,096)

Weighed average number of common shares outstanding	959,639	1,210,571	1,706,682

Basic net income (loss) per share attributable to common stockholders	$—	$—	$(0.64)

Diluted:
Net income (loss) attributable to common stockholders	$—	$—	$(1,096)

Weighted average number of common shares outstanding	959,639	1,210,571	1,706,682
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	565,742	601,963	—

Weighted average number of common and common equivalents	1,525,381	1,812,534	1,706,682

Diluted net income (loss) per share attributable to common stockholders	$—	$—	$(0.64)

Potentially dilutive securities not included in the calculation of diluted net income per share attributable to common stockholders are 9,025,193 in 2005, 2006 and 2007 of our convertible preferred stock because to do so would be anti-dilutive.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma of basic and diluted net income (loss) per share attributable to common stockholders assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred shareholders using the treasury stock method (dollars in thousands, except per share data):

	2005	2006	2007
Basic:
Net income (loss) attributable to common stockholders—historical	$—	$—	$(1,096)
Accretion of redeemable convertible preferred stockholders	248	271	229
Income allocable to preferred stockholders	3,397	1,507	—

Net income (loss) attributable to common stockholders—pro forma	$3,645	$1,778	$(867)

Weighed average number of common shares outstanding—historical	959,639	1,210,571	1,706,682
Add number of preferred shares and warrants converted to common shares	9,235,489	9,283,835	9,511,089

Common shares outstanding—pro forma	10,195,128	10,494,406	11,217,771

Basic net income (loss) per share attributable to common stockholders—pro forma	$0.36	$0.17	$(0.08)

Diluted:
Net income (loss) attributable to common stockholders—historical	$—	$—	$(1,096)
Accretion of redeemable convertible preferred stockholders	248	271	229
Income allocable to preferred stockholders	3,397	1,507	—

Net income (loss) attributable to common stockholders—pro forma	$3,645	$1,778	$(867)

Weighted average number of common shares outstanding—historical	959,639	1,210,571	1,706,682
Add number of preferred shares and warrants converted to common shares	9,235,489	9,283,835	9,511,089
Add weighted average number of dilutive common equivalent shares	355,447	343,321	—

Common shares outstanding—pro forma	10,550,574	10,837,727	11,217,771

Diluted net income (loss) per share attributable to common stockholders—pro forma	$0.35	$0.16	$(0.08)

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, are as follows (dollars in thousands):

2008	$1,090
2009	600
2010	375
2011	142
2012	51
Thereafter	22

Total	$2,280

Rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $1,439,000, $1,668,000, and $1,787,000, respectively.

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and we are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

We operate in certain states regulated under corporate practice of medicine laws and we believe that we are in compliance with all such laws.

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

Other than the legal action noted below, we believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

As a result of a legal judgment in 2005, we recorded $3,025,000 as a litigation loss and other claims in our consolidated statement of income and a corresponding liability in the consolidated balance sheet to reflect a reserve for the judgment. For the years ended December 31, 2005, 2006 and 2007, related interest expense and other costs of approximately $7,000, $401,000 and $417,000, respectively, were recorded. In December 2007, we paid the judgment and accrued interest in full.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, with a self insurance retention, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition to the known incidents occurring through December 31, 2007, that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the excess loss at the net present value of $1,312,000 as litigation loss and other claims in our consolidated statement of income. We paid $750,000 of this settlement during 2006 and the remaining balance in 2007. For the years ended December 31, 2006, and 2007 we recorded related interest expense of $11,000 and $37,000, respectively. We believe that the ultimate resolution of all pending claims, including liabilities in excess of the our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have a material adverse effect on our business.

13. Medical Malpractice Reserves

In the fourth quarter of 2007, we recorded a reduction of $.8 million in our claims and professional liability reserves because our final 2007 year end actuarial loss projection was less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and improvements in the estimates of the ultimate costs per claim.

14. Subsequent Events—Amendments to Amended and Restated Certificate of Incorporation

In early January 2008, we completed a 1-for-6.4 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of the Company’s convertible preferred stock to a 6.4:1 ratio.

In late January 2008, prior to our initial public offering we adopted an Amended and Restated Certificate of Incorporation which provides that the Company’s authorized capital stock will consist of 50 million shares of common stock, $0.001 par value per share, and 15 million shares of preferred stock, $0.001 par value per share.

15. Initial Public Offering

On January 30, 2008, we closed our initial public offering for the sale of 5,905,000 shares of our common stock at a price of $16.00 per share. Of these shares 3,300,000 were newly issued shares sold by us, and 2,605,000 were shares sold by existing stockholders. We received net proceeds of $46,046,000 after deducting underwriters discounts and commissions of $3,696,000 and fees and expenses of $3,058,000. After the offering, there were 14,844,934 shares of our common stock outstanding.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2006 and 2007 (dollars in thousands, except for per share data):

	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
Net revenue	$36,241	$35,406	$36,282	$40,169	$44,696	$44,890	$47,839	$52,577
Income from operations (1)(2)	2,172	1,422	(952)	1,319	3,718	3,205	2,797	4,052
Net interest income (expense)	(198)	(258)	(293)	(331)	(324)	(296)	(292)	(382)
(Loss) gain on fair value of preferred stock warrant liabilities	(345)	(368)	54	(31)	48	(134)	(8,695)	—

Income (loss) before income taxes	1,629	796	(1,191)	957	3,442	2,775	(6,190)	3,670
Income tax provision (benefit) (3)	947	559	(598)	(495)	1,429	1,212	1,064	859

Net income (loss)	$682	$237	$(593)	$1,452	$2,013	$1,563	$(7,254)	$2,811

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Price per share:
Basic	—	—	$(0.54)	$0.05	$0.10	$0.06	$(3.97)	$0.18

Diluted	—	—	$(0.54)	$0.03	$0.08	$0.05	$(3.97)	$0.12

Weighted average shares:
Basic	1,176,961	1,231,599	1,220,799	1,245,038	1,414,651	1,770,763	1,845,909	1,878,382

Diluted	1,650,002	1,830,965	1,220,799	1,884,749	1,839,347	2,096,279	1,845,909	2,746,196

Net income (loss) per share attributable to common stockholders—pro forma:
Price per share:
Basic	$0.07	$0.02	$(0.06)	$0.14	$0.19	$0.14	$(0.65)	$0.24

Diluted	$0.06	$0.02	$(0.06)	$0.13	$0.19	$0.14	$(0.65)	$0.24

Weighted average shares:
Basic	10,412,450	10,513,012	10,531,636	10,555,876	10,650,140	10,998,907	11,207,504	11,512,772

Diluted	10,675,195	10,856,158	10,531,636	10,909,942	10,864,540	11,121,472	11,207,504	11,771,389

(1)	During third quarter of 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the excess loss at the net present value of $1.3 million of which we paid $0.8 million during 2006 and the balance was paid in 2007.

(2)	In the fourth quarter of 2007, we recorded a reduction of $.8 million in our claims and professional liability reserves because our final 2007 year end actuarial loss projection was less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and improvements in the estimates of the ultimate costs per claim.

(3)	The tax provision for the third quarter of 2006 reflects the deferred provision benefit for the professional liability claim. The provision for the fourth quarter of 2006 reflects the benefit of reducing the valuation allowance on deferred tax assets. During the third quarter of 2007, a provision was recorded on the net loss as the loss on fair value of warrants was not deductible for tax purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. The management report and auditor attestation on the effectiveness of our internal control over financial reporting must be included in our annual report for the fiscal year ending December 31, 2008.

Changes in Internal Control Over Financial Reporting

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2008 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2008 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 49.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2005	2006	2007
	(dollars in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$866	$1,257	$1,810
Amount charged against operating revenue	4,268	5,119	6,649
Accounts receivable write-offs (net of recoveries)	(3,877)	(4,566)	(5,487)

Balance at end of year	$1,257	$1,810	$2,972

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4*	Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.5*	LIBOR Addendum to Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

Exhibit Number	Description of Document

10.6*	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2006 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.7*	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2007 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.8*	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 22, 2007, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.9*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.10	Premium Finance Agreement, Disclosure Statement and Security Agreement, dated as of December 27, 2007, by and between AICCO, Inc. and IPC The Hospitalist Company, Inc.

10.11*†	Employment Agreement between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc.

10.12*†	Employment Agreement between R. Jeffery Taylor and IPC The Hospitalist Company, Inc.

10.13*†	Employment Agreement between Devra G. Shapiro and IPC The Hospitalist Company, Inc.

10.14*†	Employment Agreement between Richard G. Russell and IPC The Hospitalist Company, Inc.

10.15†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008

10.16*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of InPatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated October 10, 2000

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

Exhibit Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).
†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2008.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/S/ ADAM D. SINGER, M.D.

Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2008.

Signature	Title

/S/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/S/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/S/ DEVRA G. SHAPIRO Devra G. Shapiro	Chief Financial Officer (Principal Financial Officer)

/S/ FERNANDO J. SARRIA Fernando J. Sarria	Vice President of Finance and Corporate Controller (Principal Accounting Officer)

/S/ MARK J. BROOKS Mark J. Brooks	Director

/S/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/S/ WOODRIN GROSSMAN Woodrin Grossman	Director

/S/ BARRY M. SMITH Barry M. Smith	Director

/S/ C. THOMAS SMITH C. Thomas Smith	Director

/S/ CHUCK TIMPE Chuck Timpe	Director