Form 10-Q
period 2008-03-31
IPC The Hospitalist Company, Inc.
filed 2008-05-14
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 14,869,489 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3 and 4 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except for per share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$39,501	$6,976
Accounts receivable, net	42,821	39,494
Prepaid expenses and other current assets	5,459	10,203

Total current assets	87,781	56,673
Furniture and equipment, net	2,368	2,189
Goodwill	38,125	34,754
Other intangible assets, net	958	808
Deferred tax assets, net	2,953	2,952

Total assets	$132,185	$97,376

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,073	$4,959
Accrued compensation	10,398	12,382
Medical malpractice and self-insurance reserves, current portion	808	951
Deferred tax liability	45	45
Short-term debt and current portion of capital leases	6,509	7,029

Total current liabilities	21,833	25,366
Long-term debt and capital leases, less current portion	7,931	19,793
Medical malpractice and self-insurance reserves, less current portion	9,772	8,900
Other long-term liabilities	300	300

Total liabilities	39,836	54,359
Stockholders’ equity:
Convertible preferred stock, Series A, B, C, and D $.001 par value, 64,905,826 shares authorized, 57,761,235 shares issued and outstanding in 2007; liquidation preference of $43,230,532 in 2007	—	57
Preferred stock, $.001 par value, 15,000,000 and 294,174 shares authorized, respectively, none issued	—	—
Common stock, $.001 par value, 50,000,000 and 87,300,000 shares authorized, respectively, 14,869,346 and 1,878,382 shares issued and outstanding, respectively	15	2
Additional paid-in capital	101,961	55,605
Accumulated deficit	(9,627)	(12,647)

Total stockholders’ equity	92,349	43,017

Total liabilities and stockholders’ equity	$132,185	$97,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$60,559	$44,696
Operating expenses:
Cost of services—physician practice salaries, benefits and other	43,943	32,430
General and administrative	10,732	8,239
Depreciation and amortization	457	309

Total operating expenses	55,132	40,978

Income from operations	5,427	3,718
Investment income	164	93
Interest expense	(385)	(417)
Gain on fair value of preferred stock warrant liabilities	—	48

Income before income taxes	5,206	3,442
Income tax provision	2,186	1,429

Net income	3,020	2,013
Accretion of redeemable convertible preferred stock	—	(68)
Income allocable to preferred stockholders	(696)	(1,798)

Net income attributable to common stockholders	$2,324	$147

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$0.20	$0.10

Diluted	$0.20	$0.08

Net income per share attributable to common stockholders—pro forma:
Basic	$0.22	$0.19

Diluted	$0.21	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$3,020	$2,013
Adjustments to reconcile net income to net cash provided by operating (used in) activities:
Depreciation and amortization	457	309
Stock-based compensation expense	107	9
Revaluation of preferred stock warrant liabilities	—	(48)
Changes in assets and liabilities:
Accounts receivable	(3,327)	(1,217)
Prepaid expenses and other current assets	4,744	1,706
Accounts payable	(1,097)	789
Accrued compensation	(1,984)	(1,230)
Medical malpractice and self-insurance reserves	729	997
Accrued litigation loss and other claims	—	12

Net cash provided by operating activities	2,649	3,340

Investing activities
Acquisitions of physician practices	(3,452)	(3,693)
Purchase of furniture and equipment	(495)	(167)

Net cash used in investing activities	(3,947)	(3,860)

Financing activities
Proceeds from (repayments of) long-term debt and capital leases, net	(12,382)	3,082
Net proceeds from issuance of common and preferred stock	46,131	257
Excess tax benefits from stock-based compensation	74	—

Net cash provided by financing activities	33,823	3,339

Net increase in cash and cash equivalents	32,525	2,819
Cash and cash equivalents, beginning of period	6,976	5,946

Cash and cash equivalents, end of period	$39,501	$8,765

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$386	$341

Income taxes	$97	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

1. Business and Basis of Presentation

IPC The Hospitalist Company, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, nurse practitioners and physician assistants, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The hospitalists are primarily full-time employees of Company subsidiaries or consolidated professional medical corporations, although part-time and temporary hospitalists are also employed on an as-needed basis.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007, are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements. Based on the provisions of the agreements, we have determined that the professional medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46), and consequently we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The condensed results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2008.

2. Reverse Stock Split and Amended and Restated Certificate of Incorporation

In January 2008, we completed a 1-for-6.4 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of our convertible preferred stock to a 6.4:1 ratio. In addition, we adopted an Amended and Restated Certificate of Incorporation which provides that our authorized capital stock consists of 50 million shares of common stock, $0.001 par value per share, and 15 million shares of preferred stock, $0.001 par value per share.

3. Initial Public Offering

On January 30, 2008, we completed our initial public offering (IPO) for the sale of 5,905,000 shares of our common stock at a price of $16.00 per share. Of these shares 3,300,000 were newly issued shares sold by us, and 2,605,000 were shares sold by existing stockholders. We received net proceeds of $46,164,000 after deducting underwriting discounts and commissions of $3,696,000 and other fees and expenses of $2,940,000. As discussed further in Note 12, upon completion of our IPO, all of our preferred stock, and a majority of our warrants converted to common stock. After the offering, and including the conversion of the preferred stock and warrants, there were 14,844,934 shares of our common stock outstanding.

4. New Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are

IPC The Hospitalist Company, Inc.

Notes to Consolidated Financial Statements (continued)

4. New Accounting Pronouncements (continued)

required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157, for financial assets and liabilities, did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We did not elect to record at fair value any of our financial assets or liabilities that were not previously recorded at fair value under other accounting literature.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not have, nor do we believe will have, a material impact on our present or future consolidated financial statements.

5. Accounts Receivable and Concentration of Risk

Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $3,609,000 and $2,972,000 at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007 we recorded a provision for uncollectible accounts of $2,180,000 and $1,708,000, respectively, as a reduction of net revenue. Concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base except with respect to the Medicare and Medicaid programs. During the three months ended March 31, 2008 and 2007, approximately 54% and 51% respectively, of our patient volume was from Medicare and Medicaid programs and receivables from these programs made up approximately 41% of the net accounts receivable at March 31, 2008.

IPC The Hospitalist Company, Inc.

Notes to Consolidated Financial Statements (continued)

6. Acquisitions

During the three months ended March 31, 2008, we acquired a hospitalist physician practice in the New England area and recorded additional contingent consideration related to a prior year acquisition. In connection with these transactions, we recorded a total of $3,661,000 of acquisition costs, consisting of goodwill of $3,371,000 and other identifiable intangible assets consisting of physician non-compete and hospital agreements of $290,000. The results of operations of the acquired practice is included in our condensed consolidated financial statements from the date of acquisition. In addition to the initial consideration for the New England practice, the asset purchase agreement provides for additional future consideration to be paid based upon the achievement of certain operating results of the acquired practice as of a certain measurement date. This additional payment is not contingent upon the future employment of the sellers. The amounts of such payment, if any, cannot be determined until such measurement date.

7. Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis with a portion of self-insurance retention. Claims-made coverage covers only those claims reported during the policy period. The current policy period is through December 31, 2008. We expect to be able to continue to obtain coverage in future years; however, such coverage may not continue to be available at acceptable costs and favorable terms.

In addition, we record reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At March 31, 2008 and December 31, 2007 we accrued reserves totaling $10,580,000 and $9,851,000, respectively, for potential future uninsured claims including a provision for incurred but not reported claims not covered under our claims-made insurance policy.

8. Debt

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

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, taxes, amortization and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or our lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2008, we were in compliance with such financial covenants and restrictions.

In early January 2008 we borrowed $3,000,000 to fund obligations related to hospitalist practice acquisitions. In late January 2008, we used a portion of the proceeds from our initial public offering to pay down the outstanding balance of our revolving line of credit of $14,140,000. At March 31, 2008, our remaining principal balance on the Credit Facility, which is under the term loan, was $9,250,000.

9. Income Taxes

We recorded a provision for income taxes of $2,186,000 and $1,429,000 for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes. Our effective tax rate was 42.0% and 41.5% for the three months ended March 31, 2008 and 2007, respectively.

We regularly review the deferred tax assets for recoverability and the need for a valuation allowance. We analyze both negative and positive evidence, and the strength of such evidence. This analysis includes assessment of forecasted and historic financial performance and taxable income. As of December 31, 2007 a valuation allowance of $347,000 was recorded against certain deferred tax assets of entities not consolidated for income tax purposes. The valuation allowance will continue to be evaluated over future quarters.

IPC The Hospitalist Company, Inc.

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. To implement FIN 48, we evaluated our open tax positions using the recognition and measurement criteria established by FIN 48. As a result of the implementation, we recognized a cumulative effect adjustment of $510,000 to the opening balance of retained earnings. At January 1, 2007 we had $2,062,000 of gross unrecognized tax benefits, of which $510,000 would reduce our effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $60,000 was recorded as a decrease to deferred taxes with a corresponding reduction in our valuation allowance. In addition, we reclassified $1,552,000 from deferred taxes to a liability for uncertain tax positions which related to tax positions taken on temporary differences. As anticipated, reductions of our gross unrecognized tax benefits of $1,519,000 and $81,000 were recorded in the quarters ended September 30, 2007 and December 31, 2007, respectively. We do not anticipate other significant changes to our liability for uncertain tax positions over the next 12 months.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2008, we accrued a total of $60,000 for interest and penalties related to uncertain tax positions.

The tax years 1997 to 2007 remain open to examination by the United States and various state taxing jurisdictions to which we are subject. Our 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We are in the process of producing documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from these audits. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows. We are not aware of any other notices of examination by any taxing authorities.

In accordance with FASB Interpretation Number 18, “Accounting for Income Taxes in Interim Periods,” we make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period.

10. Stock-Based Compensation

At March 31, 2008, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan) the 2002 Equity Participation Plan (2002 Plan) and 2007 Equity Participation Plan (2007 Plan). The shares reserved for issuance pursuant to these three plans have been adjusted to reflect the 1-for-6.4 reverse stock split which was completed in January 2008. We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, and 531,250 common shares for issuance pursuant to the 2002 Plan. Pursuant to the 2007 Plan, which was adopted in June 2007, 234,375 shares of our common stock were authorized for initial issuance, which amount was increased by 371,123 upon the consummation of our initial public offering in late January 2008, and, each calendar year thereafter until 2013, the number of shares authorized for issuance under the plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of March 31, 2008, 177,137 shares of our common stock were available for issuance under the 2007 Equity Compensation Plan.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.

All options granted during the three months ended March 31, 2008 and 2007 were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants.

IPC The Hospitalist Company, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Stock Based Compensation (continued)

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $107,000 and $9,000, respectively, and such expense is included in general and administrative expenses. As of March 31, 2008, there was $2,614,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of four years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months Ended March 31,
	2008	2007
Risk-free interest rate	2.11%	4.59%
Expected volatility	37.0%	37.0%
Expected option life (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with Securities Exchange Commission Staff Accounting Bulletin (SAB) No. 107., as amended by SAB 110.

The following table summarizes activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the three months ended March 31, 2008 (dollars in thousands, except for per share data).

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of January 1, 2008	446,175	$3.07			$1.81
Changes during period:
Granted	311,637	17.64			7.04
Exercised	(11,581)	1.31			0.33
Forfeited	(9,005)	2.57			2.60

Options outstanding as of March 31, 2008	737,226	$9.26	8.75	$7,776	$4.03

Options exercisable as of March 31, 2008	147,123	$2.02	6.45	$2,613	$0.64

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $213,000.

11. Employee Stock Purchase Plan

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

IPC The Hospitalist Company, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

12. Redeemable Convertible Preferred Stock Warrant Liabilities

During 2007 we had four series of authorized and outstanding redeemable convertible preferred stock (Preferred Stock Series): Series A, Series B, Series C and Series D; and warrants to purchase shares of preferred stock. Upon our initial public offering in late January 2008, all Preferred Stock Series shares converted to 9,025,195 shares of common stock and the majority of warrants were exercised on a cashless basis for 641,340 common shares. As of March 31, 2008, warrants to purchase 23,214 shares of common stock remain outstanding.

13. Earnings Per Share

We follow EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

The calculations of basic and diluted net income per share for the three months ended March 31, 2008 and 2007 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2008	2007
Basic:
Net income attributable to common stockholders	$2,324	$147

Weighed average number of common shares outstanding	11,434,588	1,414,651

Basic net income per share attributable to common stockholders	$0.20	$0.10

Diluted:
Net income attributable to common stockholders	$2,324	$147

Weighted average number of common shares outstanding	11,434,588	1,414,651
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	397,348	424,695

Weighted average number of common and common equivalents	11,831,936	1,839,346

Diluted net income per share attributable to common stockholders	$0.20	$0.08

IPC The Hospitalist Company, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

13. Earnings Per Share (continued)

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants at the beginning of each period using the treasury stock method (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Basic:
Net income attributable to common stockholders—historical	$2,324	$147
Accretion of redeemable convertible preferred stockholders	—	68
Income allocable to preferred stockholders	696	1,798

Net income attributable to common stockholders—pro forma	$3,020	$2,013

Weighed average number of common shares outstanding—historical	11,434,588	1,414,651
Add number of preferred shares converted to common shares and related warrants	2,540,938	9,235,489

Common shares outstanding—pro forma	13,975,526	10,650,140

Basic net income per share attributable to common stockholders—pro forma	$0.22	$0.19

	Three Months Ended March 31,
	2008	2008
Diluted:
Net income attributable to common stockholders—historical	$2,324	$147
Accretion of redeemable convertible preferred stockholders	—	68
Income allocable to preferred stockholders	696	1,798

Net income attributable to common stockholders—pro forma	$3,020	$2,013

Weighted average number of common shares outstanding—historical	11,434,588	1,414,651
Add number of preferred shares converted to common shares and related warrants	2,540,938	9,235,489
Add weighted average number of dilutive common equivalent shares	236,681	214,400

Common shares outstanding—pro forma	14,212,207	10,864,540

Diluted net income per share attributable to common stockholders—pro forma	$0.21	$0.19

14. Commitments and Contingencies

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

IPC The Hospitalist Company, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

15. Subsequent Events

In April 2008, we paid off the balance of our medical malpractice premium financing loan, that had an interest rate of 6.65% and a balance of $3,290,000 at March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Overview and Recent Developments

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

Acquisition

In January 2008, we completed the acquisition of a hospitalist group in the New England area. This acquisition represents our initial expansion of services into the northeast. We believe that there are opportunities to apply our hospitalist expertise to this geographic area.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. In November 2007, the Centers for Medicare and Medicaid Services (CMS) released the Medicare Physician Fee Schedule which reduced reimbursement rates by 10.1% effective January 1, 2008. On December 29, 2007, the President signed into law a bill providing for a six month reprieve from this 10.1% reimbursement reduction. However, unless Congress takes further action, on July 1, 2008, reimbursement rates will decrease by the previously announced 10.1%. For the past few years, Congress has intervened to prevent the implementation of the negative updates resulting from the Physician Fee Schedule formula; however there can be no certainty over future reimbursement rates and fluctuation may continue to exist.

Although CMS announced that the January 1, 2008 Medicare rates were to include an overall .5% increase in physician rates, the rate change resulted in an overall .75% decrease in the rates for the Medicare codes we use and a .38% decrease in our net revenue per encounter. A 1.0% change in Medicare reimbursement would result in an approximate 0.5% change in our net revenue per encounter.

Seasonality and Quarterly Fluctuations

The Company expects that it will continue to experience its historical pattern of seasonality with higher net revenue and earnings in the first and fourth quarters of the year and softness in the second and third quarters due to lower patient census in hospitals during those quarters and tradition physician hiring patterns. Additionally, quarterly results may be affected by the timing of acquisitions and hiring and terminations of our affiliated hospitalists.

Results of Operations

The following table sets forth selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2008	2007
Net revenue	100.0%	100.0%
Operating expenses:
Cost of services-physician practice salaries, benefits and other	72.6%	72.6%
General and administrative	17.7%	18.4%
Depreciation and amortization	0.7%	0.7%

Total operating expenses	91.0%	91.7%

Income from operations	9.0%	8.3%
Investment income	0.3%	0.2%
Interest expense	(0.7)%	(0.9)%
Gain on fair value of preferred stock warrant liabilities	0.0%	0.1%

Income before income taxes	8.6%	7.7%
Income tax provision	3.6%	3.2%

Net income	5.0%	4.5%

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Net revenue for the three months ended March 31, 2008 was $60.6 million, an increase of $15.9 million, or 35.6%, from $44.7 million for the three months ended March 31, 2007. Of this $15.9 million increase, $9.3 million, or 58.5% was attributable to same-market area growth and $6.6 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2007 and 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was primarily the result of a 20.4% increase in patient encounters from both existing hospitalists and new hospitalists either hired or added through an in-market area group acquisition. Our overall revenue per encounter only decreased by .2% despite a decrease in revenue per encounter of .75% attributable to Medicare patients. Overall revenue per encounter decreased slightly due to offsetting factors. The CMS physician fee schedule update, effective as of January 1, 2008, resulted in a net decrease of 0.75% in Medicare reimbursement for the in-patient codes we bill. Improvements in our billing processes and collections offset these reductions resulting in an overall increase of 0.7% in revenue per encounter for same-market areas. In addition the recent acquisition in New England had a downward effect on overall revenue per encounter as these hospitalists had not yet been fully transitioned in IPC’s programs.

Physician practice salaries, benefits and other expenses for the three months ended March 31, 2008 were $43.9 million or 72.6% of net revenue compared to $32.4 million or 72.6% of net revenue for the three months ended March 31, 2007. These costs increased by $11.5 million or 35.5%. Same-market area physician costs increased a total of $6.7 million of which $1.9 million was primarily the result of increased practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $4.8 million from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $4.8 million is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of revenue remained constant during the periods presented as there were no significant changes in our various cost components.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.5 million, or 30.5%, to $10.7 million, or 17.7% of revenue, for the three months ended March 31, 2008, as compared to $8.2 million, or 18.4% of revenue for the three months ended March 31, 2007. The increase is the result of a combination of increased costs to be a public company and increased costs to support the continuing growth of our operations and our acquisitions. Included in the increase in public company costs are approximately $0.3 million in non-recurring expenses that is primarily related to an IPO bonus for our Chief Executive Officer. General and administrative expenses decreased as a percentage of revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.2 million, to $0.5 million for the three months ended March 31, 2008, as compared to $.3 million for the three months ended March 31, 2007. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $1.7 million, or 45.9%, to $5.4 million, as compared to $3.7 million for the same period in the prior year. Our operating margin increased to 9.0% for the three months ended March 31, 2008 from 8.3% for the three months ended March 31, 2007. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $0.2 million for the three months ended March 31, 2008, as compared to net interest expense of $0.3 million for the three months ended March 31, 2007. The decrease in net interest expense is primarily attributable to the pay-off of our revolving credit agreement, net of the interest income from the investment of proceeds of our initial public offering completed in January 2008.

Our effective tax rate for the quarter ended March 31, 2008 was 42.0% compared to 41.5% for the quarter ended March 31, 2007. The effective tax rate differs from the statutory US federal rate of 35% due primarily to state income taxes. We expect our rate to continue at this level for the foreseeable future.

Net income increased to $3.0 million for the three months ended March 31, 2008, as compared to $2.0 million net income for the three months ended March 31, 2007 and our net income margin increased to 5.0% from a 4.5% for the same period in the prior year. The net income margin increase is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 under the revolving portion of our credit agreement. At March 31, 2008, we had outstanding borrowings of $9.3 million on our term loan and other financings with no borrowings under our $30.0 million revolving credit agreement and $39.5 million in cash and cash equivalents.

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Net cash provided by operating activities for the three months ended March 31, 2008 was $2.6 million compared to $3.3 million provided by operations for the same period of 2007. Operating cash flow from changes in working capital for the three months ended March 31, 2008 decreased by $2.0 million. A $3.3 million increase in accounts receivable which resulted from the 35.5% increase in revenue in the 2008 period accounted for $2.1 of the decrease in operating cash flow. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 64 DSO as of March 31, 2008 compared to 66 DSO as of March 31, 2007 and 69 DSO as of December 31, 2007. We calculate our DSO using a three-month rolling average of net revenues. In addition, accounts payable and accrued compensation decreased by $3.1 million for the 2008 period compared to a $0.4 million decrease for the 2007 period. The decrease was partially the result of the payment of higher corporate and regional bonuses in the first quarter of 2008 as a result of the improvement in operations in 2007 compared to 2006. The remainder of the decrease in accounts payable and accrued compensation related to the timing of payrolls and accounts payable. Prepaid expenses decreased by $4.7 million for the 2008 period compared to a decrease of $1.7 million for the 2007 period. The decrease was primarily the result of funding of $1.8 million in prepaid IPO costs from our successful public stock offering in January 2008, and application of $2.0 million of taxes overpaid in 2007 against our $2.2 current period tax liability.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2008, compared to net cash used by investing activities of $3.9 million for the same period in 2007. Substantially all of the cash used in both periods related to acquisitions of physician practices or earn-out payments on prior acquisitions.

For the three months ended March 31, 2008, net cash provided by financing activities was $33.8 million, compared to $3.3 million for the three months ended March 31, 2007. In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 under the revolving portion of our credit agreement.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital and to fund practice acquisitions and capital expenditures.

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, amortization, taxes and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the three months. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. Our outstanding principal balance under the term loan portion of the credit facility as of March 31, 2008 was $9.3 million and we had no amounts outstanding under the $30 million revolving line of credit. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2008, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157, for financial assets and liabilities, did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We did not elect to record at fair value any of our financial assets or liabilities that were not previously recorded at fair value under other accounting literature.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not have, nor do we believe will have, a material impact on our present or future consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility agreement. At our option, the interest rate on outstanding borrowings under our credit facility is either LIBOR plus the applicable margin, or the base rate plus the applicable margin as defined in the agreements. The base rate is a daily floating rate based on most recently announced by our lender, as its “prime rate,” whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under our credit facility of $9.3 million at March 31, 2008. The impact of a 1.0% increase on short term interest rates would result in an increase in interest expense of approximately $0.1 million annually and a decrease in net income of approximately $0.05 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2008, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

In late 2007, the Internal Revenue Service (IRS) began auditing our tax returns for the 2005 fiscal year. In April, 2008, we received a notice from the IRS indicating that the IRS would be auditing our tax returns for the 2006 fiscal year. We are in the process of producing documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from these audits.

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

ITEMS 1A, 2, 3 AND 4 ARE NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

On March 19, 2008, our board of directors further amended our amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan, effective as of the same date. The amendment clarified that an employee is eligible to participate in the plan provided that such employee will have completed at least four years of service on a continuous basis at any time prior to or during the plan year are eligible to participate in the plan. We plan to implement the plan on July 1, 2008. A copy of the plan is attached as Exhibit 10.1 to this Quarterly Report.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description of Document
10.1	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14 day of May 2008.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

By:	/s/ DEVRA G. SHAPIRO
Devra G. Shapiro
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.