Form 10-Q
period 2008-06-30
IPC The Hospitalist Company, Inc.
filed 2008-08-12
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of August 8, 2008, there were 16,024,251 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$46,304	$6,976
Accounts receivable, net	40,196	39,494
Prepaid expenses and other current assets	4,734	10,203

Total current assets	91,234	56,673
Furniture and equipment, net	2,503	2,189
Goodwill	41,038	34,754
Other intangible assets, net	989	808
Deferred tax assets, net	2,953	2,952

Total assets	$138,717	$97,376

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,177	$4,959
Accrued compensation	17,121	12,382
Medical malpractice and self-insurance reserves, current portion	774	951
Deferred tax liability	45	45
Short-term debt and current portion of capital leases	3,416	7,029

Total current liabilities	25,533	25,366
Long-term debt and capital leases, less current portion	7,061	19,793
Medical malpractice and self-insurance reserves, less current portion	10,454	8,900
Other long-term liabilities	300	300

Total liabilities	43,348	54,359
Stockholders’ equity:
Convertible preferred stock, Series A, B, C, and D $.001 par value, 64,905,826 shares authorized, 57,761,235 shares issued and outstanding in 2007; liquidation preference of $43,230,532 in 2007	—	57
Preferred stock, $.001 par value, 15,000,000 and 294,174 shares authorized in 2008 and 2007, respectively, none issued	—	—
Common stock, $.001 par value, 50,000,000 and 87,300,000 shares authorized in 2008 and 2007, respectively, 14,882,331 and 1,878,382 shares issued and outstanding in 2008 and 2007, respectively	15	2
Additional paid-in capital	102,225	55,605
Accumulated deficit	(6,871)	(12,647)

Total stockholders’ equity	95,369	43,017

Total liabilities and stockholders’ equity	$138,717	$97,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net revenue	$59,154	$44,890	$119,713	$89,586
Operating expenses:
Cost of services—physician practice salaries, benefits and other	43,237	32,252	87,180	64,682
General and administrative	10,627	9,099	21,359	17,338
Depreciation and amortization	487	334	944	643

Total operating expenses	54,351	41,685	109,483	82,663

Income from operations	4,803	3,205	10,230	6,923
Investment income	144	129	308	223
Interest expense	(194)	(425)	(579)	(842)
Loss on fair value of preferred stock warrant liabilities	—	(134)	—	(86)

Income before income taxes	4,753	2,775	9,959	6,218
Income tax provision	1,997	1,212	4,183	2,642

Net income	2,756	1,563	5,776	3,576
Accretion of redeemable convertible preferred stock	—	(69)	—	(137)
Income allocable to preferred stockholders	—	(1,391)	(696)	(3,183)

Net income attributable to common stockholders	$2,756	$103	$5,080	$256

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$0.19	$0.06	$0.39	$0.16

Diluted	$0.18	$0.05	$0.38	$0.13

Net income per share attributable to common stockholders—pro forma:
Basic	$0.19	$0.14	$0.40	$0.33

Diluted	$0.18	$0.14	$0.39	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$5,776	$3,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944	643
Stock-based compensation expense	334	18
Deferred income taxes	—	(283)
Revaluation of preferred stock warrant liabilities	—	86
Changes in assets and liabilities:
Accounts receivable	(702)	(916)
Prepaid expenses and other current assets	5,645	2,854
Accounts payable	(1,277)	229
Accrued compensation	4,739	281
Medical malpractice and self-insurance reserves	1,378	1,330
Accrued litigation loss and other claims	—	23

Net cash provided by operating activities	16,837	7,841

Investing activities
Acquisitions of physician practices	(6,261)	(6,884)
Purchase of furniture and equipment	(968)	(426)

Net cash used in investing activities	(7,229)	(7,310)

Financing activities
Proceeds from (repayments of) long-term debt and capital leases, net	(16,345)	2,033
Net proceeds from issuance of common and preferred stock	45,879	368
Excess tax benefits from stock-based compensation	186	389

Net cash provided by financing activities	29,720	2,790

Net increase in cash and cash equivalents	39,328	3,321
Cash and cash equivalents, beginning of period	6,976	5,946

Cash and cash equivalents, end of period	$46,304	$9,267

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$588	$732

Income taxes	$2,651	$511

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Note 1. Business and Basis of Presentation

IPC The Hospitalist Company, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national hospitalist physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, nurse practitioners and physician assistants, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The hospitalists are primarily full-time employees of Company subsidiaries or consolidated professional medical corporations, although part-time and temporary hospitalists are also employed on an as-needed basis.

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements and, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements. Based on the provisions of the agreements, we have determined that the professional medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and consequently we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The condensed results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2008.

Note 2. Reverse Stock Split and Amended and Restated Certificate of Incorporation

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

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Note 3. Initial Public Offering

On January 30, 2008, we completed our initial public offering (IPO) for the sale of 5,905,000 shares of our common stock at a price of $16.00 per share. Of these shares 3,300,000 were newly issued shares sold by us, and 2,605,000 were shares sold by existing stockholders. We received net proceeds of $46,164,000 after deducting underwriting discounts and commissions of $3,696,000 and other fees and expenses of $2,940,000. As discussed further in Note 12, upon completion of our IPO, all of our preferred stock, and a majority of our warrants converted to common stock. Immediately after the offering, and including the conversion of the preferred stock and warrants, there were 14,844,934 shares of our common stock outstanding.

Note 4. Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

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

New Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

Note 5. Accounts Receivable and Concentration of Risk

Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $3,375,000 and $2,972,000 at June 30, 2008 and December 31, 2007, respectively. Except with respect to the Medicare and Medical programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the six months ended June 30, 2008 and 2007, approximately 53.0% and 51.2% respectively, of our patient volume was from Medicare and Medicaid programs and receivables from these programs made up approximately 37.4% of the net accounts receivable at June 30, 2008.

Note 6. Acquisitions

During the six months ended June 30, 2008, we acquired the assets of three hospitalist physician practices for a total initial consideration of $5,354,000. In connection with these acquisitions, we recorded goodwill of $4,934,000 and other identifiable intangible assets of $420,000 consisting of physician and hospital agreements. Amounts recorded as identifiable intangible assets are

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

amortized over their useful lives. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements generally provide for additional future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The amounts of such payments, if any, will be recorded as additional goodwill; however, such amounts cannot be determined until their respective measurement dates. During the six months ended June 30, 2008, we recorded additional goodwill of $1,402,000 for the payment of contingent consideration related to prior year acquisitions.

Note 7. Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis with a portion of self-insurance retention. Claims-made coverage covers only those claims reported during the policy period. The current policy period is effective through December 31, 2008. We expect to be able to continue to obtain coverage in future years; however, such coverage may not continue to be available at acceptable costs and favorable terms.

In addition, we record reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At June 30, 2008 and December 31, 2007 we accrued reserves totaling $11,228,000 and $9,851,000, respectively, for potential future uninsured claims including a provision for incurred but not reported claims not covered under our claims-made insurance policy.

Note 8. Debt

Our amended and restated loan agreement (Credit Facility), as amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital and to fund practice acquisitions and capital expenditures.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2008, we were in compliance with such financial covenants and restrictions.

In January 2008 we borrowed $3,000,000 to fund obligations related to hospitalist practice acquisitions. In late January 2008, we used a portion of the proceeds from our initial public offering to pay off the outstanding balance of our revolving line of credit of $14,140,000. At June 30, 2008, our remaining principal balance on the Credit Facility, which is under the term loan, was $8,875,000.

In April 2008, we paid off the balance of our medical malpractice premium financing loan of $3,290,000. The outstanding balance was $3,999,000 as of December 31, 2007.

Note 9. Income Taxes

We recorded a provision for income taxes of $1,997,000 and $1,212,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,183,000 and $2,642,000 for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rate for the three months ended June 30, 2008 was 42.0% compared to 43.7% for the three months ended June 30, 2007. Our effective tax rate was 42.0% and 42.5% for the six months ended June 30, 2008 and 2007, respectively, which differs from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes.

We regularly review our deferred tax assets for recoverability and the need for a valuation allowance. We analyze both negative and positive evidence, and the strength of such evidence. This analysis includes assessment of forecasted and historic financial performance and taxable income. As of December 31, 2007, we recorded a valuation allowance of $347,000 against certain deferred tax assets of entities not consolidated for income tax purposes. The valuation allowance will continue to be evaluated over future quarters.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2008, we accrued a total of $70,000 for interest and penalties related to uncertain tax positions.

The tax years 1997 to 2007 remain open to examination by the United States and various state taxing jurisdictions to which we are subject. Our 2005 and 2006 tax years are currently under examination by the Internal Revenue Service (IRS). We are in the process of producing documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from these audits. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows. We are not aware of any other notices of examination by any taxing authorities.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for an interim period.

Note 10. Stock-Based Compensation

At June 30, 2008, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and the 2007 Equity Participation Plan (2007 Plan). The shares reserved for issuance pursuant to these three plans have been adjusted to reflect the 1-for-6.4 reverse stock split which was completed in January 2008. We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, and 531,250 common shares for issuance pursuant to the 2002 Plan. Pursuant to the 2007 Plan, which was adopted in June 2007, 234,375 shares of our common stock were authorized for initial issuance, which amount was increased by 371,123 upon the consummation of our initial public offering in January 2008, and, each calendar year thereafter until 2013, the number of shares authorized for issuance under the plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of June 30, 2008, 191,506 shares of our common stock were available for issuance under the 2007 Plan.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

All options granted during the six months ended June 30, 2007 and all options granted in January 2008 prior to our IPO on January 25, 2008 were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants. Subsequent to our IPO, all options have been issued with exercise prices equal to the closing price of our common stock on the date of the grant.

Stock-based compensation expense was $227,000 and $9,000, respectively, for the three months ended June 30, 2008 and 2007 and $334,000 and $18,000, respectively, for the six months ended June 30, 2008 and 2007. Stock-based compensation expense is included in general and administrative expenses. As of June 30, 2008, there was $2,472,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.51%	4.58%	2.13%	4.58%
Expected volatility	37.00%	37.00%	37.00%	37.00%
Expected option life (in years)	6.25	6.25	6.25	6.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with SEC Staff Accounting Bulletin (SAB) No. 107, as amended by SAB 110.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

The following table summarizes activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the six months ended June 30, 2008 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Weighted Average Fair Value

Options outstanding as of January 1, 2008	446,175	$3.07			$1.81
Changes during period:
Granted	315,544	17.69			7.06
Exercised	(31,598)	2.38			0.79
Forfeited	(21,379)	7.04			3.80

Options outstanding as of June 30, 2008	708,742	$9.49	8.63	$6,663	$4.14

Options exercisable as of June 30, 2008	159,610	$2.71	6.67	$2,572	$0.94

Note 11. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees, who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock will be made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For 2008, the offering period will be for six months and the annual deductions reduced by 50%. Stock purchases will be made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the Nasdaq Global Market) of a share of our common stock on the first or last day of the offering period, whichever is less. If the fair market value is less on the last day of the offering period, the difference in the per share price will be refunded to the participant. We will account for the plan in accordance with SFAS 123(R).

Note 12. Redeemable Convertible Preferred Stock Warrant Liabilities

During 2007 we had four series of authorized and outstanding redeemable convertible preferred stock (Preferred Stock Series): Series A, Series B, Series C and Series D; and warrants to purchase shares of preferred stock. Upon our IPO in January 2008, all Preferred Stock Series shares converted to 9,025,195 shares of common stock and the majority of warrants were exercised on a cashless basis for 641,340 common shares. As of June 30, 2008, warrants to purchase 23,214 shares of common stock remain outstanding.

Note 13. Earnings Per Share

We follow EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF 03-6), which established standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007 are as follows (dollars in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic:
Net income attributable to common stockholders	$2,756	$103	$5,080	$256

Weighed average number of common shares outstanding	14,873,501	1,770,764	13,154,045	1,582,311

Basic net income per share attributable to common stockholders	$0.19	$0.06	$0.39	$0.16

Diluted:
Net income attributable to common stockholders	$2,756	$103	$5,080	$256

Weighed average number of common shares outstanding	14,873,501	1,770,764	13,154,045	1,582,311
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	214,294	325,516	317,253	429,445

Weighted average number of common and common equivalents	15,087,795	2,096,280	13,471,298	2,011,756

Diluted net income per share attributable to common stockholders	$0.18	$0.05	$0.38	$0.13

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants at the beginning of each period using the treasury stock method for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic:
Net income attributable to common stockholders—historical	$2,756	$103	$5,080	$256
Accretion of redeemable convertible preferred stockholders	—	69	—	137
Income allocable to preferred stockholders	—	1,391	696	3,183

Net income attributable to common stockholders—pro forma	$2,756	$1,563	$5,776	$3,576

Weighed average number of common shares outstanding—historical	14,873,501	1,770,764	13,154,045	1,582,311
Add number of preferred shares converted to common shares and related warrants	—	9,228,143	1,281,139	9,280,521

Common shares outstanding—pro forma	14,873,501	10,998,907	14,435,184	10,862,832

Basic net income per share attributable to common stockholders—pro forma	$0.19	$0.14	$0.40	$0.33

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(concluded)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Diluted:
Net income attributable to common stockholders—historical	$2,756	$103	$5,080	$256
Accretion of redeemable convertible preferred stockholders	—	69	—	137
Income allocable to preferred stockholders	—	1,391	696	3,183

Net income attributable to common stockholders—pro forma	$2,756	1,563	$5,776	3,576

Weighted average number of common shares outstanding—historical	14,873,501	1,770,764	13,154,045	1,582,311
Add number of preferred shares converted to common shares and related warrants	—	9,228,143	1,281,139	9,280,521
Add weighted average number of dilutive common equivalent shares	214,294	122,566	226,250	174,117

Common shares outstanding—pro forma	15,087,795	11,121,473	14,661,434	11,036,949

Diluted net income per share attributable to common stockholders—pro forma	$0.18	$0.14	$0.39	$0.32

Note 14. Commitments and Contingencies

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

Note 15. Subsequent Events

In June 2008, we entered into a definitive agreement to acquire a hospitalist physician practice and completed such acquisition on August 1, 2008.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $19,052,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $794,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission ( SEC) on March 28, 2008.

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

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Follow-On Public Offering

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $19,052,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $794,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Acquisitions

In the first six months of 2008, we completed acquisitions of the assets of three hospitalist groups. In June 2008, we entered into a definitive agreement to acquire a hospitalist physician practice and completed such acquisition on August 1, 2008.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. In November 2007, the Centers for Medicare and Medicaid Services (CMS) released the Medicare Physician Fee Schedule which reduced reimbursement rates by 10.1% effective January 1, 2008. On December 29, 2007, the President signed into law a bill providing for a six month reprieve from this 10.1% reimbursement reduction. In July 2008, Congress intervened to prevent the implementation of the negative updates resulting from the Physician Fee Schedule formula for an 18-month period ending December 31, 2009.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and income from operations. Absent the impact and timing of acquisitions, our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•

the number of physicians we have on staff during the quarter which may fluctuate based upon the timing of hires caused by the end of the academic year for graduating resident physicians and the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•

fluctuations in patient encounters which are impacted by hospital census and physician productivity and often reflect seasonality due to the higher occurrence of such illnesses as flu and pneumonia in patient populations in the first quarter.

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Operating data – patient encounters	660,000	511,000	1,344,000	1,015,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.1%	71.8%	72.8%	72.2%
General and administrative	18.0%	20.3%	17.8%	19.4%
Depreciation and amortization	0.8%	0.8%	0.9%	0.7%

Total operating expenses	91.9%	92.9%	91.5%	92.3%

Income from operations	8.1%	7.1%	8.5%	7.7%

Investment income	0.2%	0.3%	0.3%	0.2%
Interest expense	(0.2)%	(0.9)%	(0.5)%	(0.9)%
Loss on fair value of preferred stock warrant liabilities	0.0%	(0.3)%	0.0%	(0.1)%

Income before income taxes	8.1%	6.2%	8.3%	6.9%
Income tax provision	3.4%	2.7%	3.5%	2.9%

Net income	4.7%	3.5%	4.8%	4.0%

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Net revenue for the three months ended June 30, 2008 was $59.2 million, an increase of $14.3 million, or 31.8%, from $44.9 million for the three months ended June 30, 2007. Of this $14.3 million increase, $9.2 million, or 64.3% was attributable to same-market area growth and $5.1 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2007 and 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was primarily the result of a 17.5% increase in patient encounters. Overall revenue per encounter increased by 2.2%, primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the three months ended June 30, 2008 were $43.2 million or 73.1% of net revenue compared to $32.3 million or 71.8% of net revenue for the three months ended June 30, 2007. These costs increased by $10.9 million or 33.7%. Same-market area physician costs increased a total of $7.0 million of which $2.2 million was primarily the result of increased practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $4.8 million from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $3.9 million is attributable to physician costs associated with new market openings and new market acquisitions. The increase in physician costs as a percentage of revenue is primarily attributable to practices under development.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $1.5 million, or 16.5%, to $10.6 million, or 18.0% of revenue, for the three months ended June 30, 2008, as compared to $9.1 million, or 20.3% of revenue for the three months ended June 30, 2007. The increase is the result of a combination of increased costs to be a public company, increased stock compensation expense and increased costs to support the continuing growth of our operations and our acquisitions. General and administrative expenses decreased as a percentage of revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.2 million, to $0.5 million for the three months ended June 30, 2008, as compared to $0.3 million for the three months ended June 30, 2007. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $1.6 million, or 50.0%, to $4.8 million, as compared to $3.2 million for the same period in the prior year. Our operating margin increased to 8.1% for the three months ended June 30, 2008 from 7.1% for the three months ended June 30, 2007. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $0.05 million for the three months ended June 30, 2008, as compared to net interest expense of $0.3 million for the three months ended June 30, 2007. The decrease in net interest expense is primarily attributable to the pay-off of our revolving credit agreement, net of the interest income from the investment of proceeds of our initial public offering completed in January 2008.

Our effective tax rate for the three months ended June 30, 2008 was 42.0% compared to 43.7% for the three months ended June 30, 2007. The 2007 rate is higher primarily due to the $0.1 million nondeductible loss we incurred on the change in the fair value of preferred stock warrant liability in the three months ended June 30, 2007. Excluding this nondeductible loss, our effective tax rate would have been 41.7% for the three months ended June 30, 2007. We expect our rate to continue at the 42.0% level for the foreseeable future. The effective tax rate differs from the statutory U.S. federal rate of 35% due primarily to state income taxes.

Net income increased to $2.8 million for the three months ended June 30, 2008, as compared to $1.6 million net income for the three months ended June 30, 2007 and our net income margin increased to 4.7% from a 3.5% for the same period in the prior year. The net income margin increase is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Net revenue for the six months ended June 30, 2008 was $119.7 million, an increase of $30.1 million, or 33.6%, from $89.6 million for the six months ended June 30, 2007. Of this $30.1 million increase, $18.5 million, or 61.5% was attributable to same-market area growth and $11.6 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2007 and 2008. The change in same-market area net revenue was primarily the result of a 19.0% increase in patient encounters. Overall revenue per encounter increased by 1.0%, primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the six months ended June 30, 2008 were $87.2 million or 72.8% of net revenue compared to $64.7 million or 72.2% of net revenue for the six months ended June 30, 2007. These costs increased by $22.5 million or 34.8%. Same-market area physician costs increased a total of $13.7 million of which $4.2 million was primarily the result of increased practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $9.5 million from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $8.8 million is attributable to physician costs associated with new market openings and new market acquisitions. The increase in physician costs as a percentage of revenue is primarily attributable to practices under development.

General and administrative expenses increased $4.1 million, or 23.7%, to $21.4 million, or 17.8% of revenue, for the six months ended June 30, 2008, as compared to $17.3 million, or 19.4% of revenue for the six months ended June 30, 2007. The increase is the result of a combination of increased costs to be a public company, increased stock compensation expense and increased costs to support the continuing growth of our operations and our acquisitions. General and administrative expenses decreased as a percentage of revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.3 million, to $0.9 million for the six months ended June 30, 2008, as compared to $0.6 million for the six months ended June 30, 2007. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $3.3 million, or 47.8%, to $10.2 million, as compared to $6.9 million for the same period in the prior year. Our operating margin increased to 8.5% for the six months ended June 30, 2008 from 7.7% for the six months ended June 30, 2007. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $0.3 million for the six months ended June 30, 2008, as compared to net interest expense of $0.6 million for the six months ended June 30, 2007. The decrease in net interest expense is primarily attributable to the pay-off of our revolving credit agreement, net of the interest income from the investment of proceeds of our initial public offering completed in January 2008.

Our effective tax rate for the six months ended June 30, 2008 was 42.0% compared to 42.5% for the six months ended June 30, 2007. The effective tax rate differs from the statutory U.S. federal rate of 35% due primarily to state income taxes. We expect our effective tax rate to continue at the current level for the foreseeable future.

Net income increased to $5.8 million for the six months ended June 30, 2008, as compared to $3.6 million net income for the six months ended June 30, 2007 and our net income margin increased to 4.8% from a 4.0% for the same period in the prior year. The net income margin increase is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 million under the revolving portion of our credit agreement. At June 30, 2008, we had outstanding borrowings of $8.9 million on our term loan and other financings with no borrowings under our $30.0 million revolving credit agreement and $46.3 million in cash and cash equivalents.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $19,052,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $794,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Net cash provided by operating activities for the six months ended June 30, 2008 was $16.8 million compared to $7.8 million provided by operations for the same period of 2007. Operating cash flow from changes in working capital for the six months ended June 30, 2008 increased by $6.0 million. Accounts receivable increased by $0.7 million during the six months. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 62 DSO as of June 30, 2008 compared to 69 DSO as of December 31, 2007. We calculate our DSO using a three-month rolling average of net revenues. In addition, accounts payable and accrued compensation increased by $3.5 million for the 2008 period compared to a $0.5 million increase for the 2007 period. The increase related to the timing of payrolls and practice bonuses payable. Prepaid expenses decreased by $5.6 million for the 2008 period compared to a decrease of $2.9 million for the 2007 period. The decrease was primarily the result of amortization of prepaid malpractice premiums, funding of $1.8 million in prepaid IPO costs from our successful public stock offering in January 2008, and application of $2.0 million of taxes overpaid in 2007 against our $4.2 million current period tax liability.

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $7.3 million for the same period in 2007. Substantially all of the cash used in both periods related to acquisitions of physician practices or earn-out payments on prior acquisitions.

For the six months ended June 30, 2008, net cash provided by financing activities was $29.7 million, compared to $2.8 million for the six months ended June 30, 2007. In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 million under the revolving portion of our credit agreement.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. Our outstanding principal balance under the term loan portion of the credit facility as of June 30, 2008 was $8.9 million and we had no amounts outstanding under the $30 million revolving line of credit. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2008, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

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

New Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility agreement. At our option, the interest rate on outstanding borrowings under our credit facility is either LIBOR plus 1.5% to 2.0% or the base rate plus the applicable margin as defined in the agreements. The base rate is a daily floating rate based on most recently announced by our lender, as its “prime rate,” whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under our credit facility of $8.9 million at June 30, 2008. The impact of a 1.0% increase on short-term interest rates would result in an increase in interest expense of approximately $0.1 million annually and a decrease in net income of approximately $0.05 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2008, all of our short-term investments were invested in money market funds with less than 90-day maturities.

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

Our 2008 Annual Meeting of Stockholders was held on June 12, 2008. The following actions were taken at the meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

Proposal No. 1

Proposal No. 1 submitted to our stockholders at the meeting was the election of Thomas P. Cooper, M.D., Adam D. Singer, M.D. and Chuck Timpe as Class I Directors to serve for a three year term expiring at the 2011 Annual Meeting. The final voting results were:

NOMINEE	VOTES FOR	VOTES WITHHELD
Thomas P. Cooper, M.D.	11,242,159	696,995
Adam D. Singer, M.D.	11,620,847	318,307
Chuck Timpe	11,833,078	106,076

As of June 30, 2008, our board of directors consisted of the following directors: Mark Brooks, Thomas P. Cooper, M.D., Woodrin Grossman, Adam D. Singer, M.D., C. Thomas Smith, R. Jeffrey Taylor and Chuck Timpe.

Proposal No. 2

Proposal No. 2 submitted to our stockholders at the meeting was to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008. The proposal received 11,905,719 votes for, 33,015 votes against, and 420 abstentions.

ITEMS 1A, 2, 3 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of August 2008.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/s/ DEVRA G. SHAPIRO
Devra G. Shapiro Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.