Form 10-Q
period 2008-09-30
IPC The Hospitalist Company, Inc.
filed 2008-11-12
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 7, 2008, there were 16,057,470 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$55,092	$6,976
Accounts receivable, net	41,329	39,494
Prepaid expenses and other current assets	3,846	10,203

Total current assets	100,267	56,673
Furniture and equipment, net	2,708	2,189
Goodwill	54,076	34,754
Other intangible assets, net	2,875	808
Deferred tax assets, net	2,952	2,952

Total assets	$162,878	$97,376

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,588	$4,667
Accrued compensation	12,261	12,382
Payables for practice acquisitions	5,936	292
Medical malpractice and self-insurance reserves, current portion	992	951
Deferred tax liability	45	45
Short-term debt and current portion of capital leases	3,611	7,029

Total current liabilities	27,433	25,366
Long-term debt and capital leases, less current portion	6,197	19,793
Medical malpractice and self-insurance reserves, less current portion	11,028	8,900
Other long-term liabilities	300	300

Total liabilities	44,958	54,359
Stockholders’ equity:
Convertible preferred stock, Series A, B, C, and D $0.001 par value, 64,905,826 shares authorized, 57,761,235 shares issued and outstanding in 2007; liquidation preference of $43,230,532 in 2007	—	57
Preferred stock, $0.001 par value, 15,000,000 and 294,174 shares authorized in 2008 and 2007, respectively, none issued	—	—
Common stock, $0.001 par value, 50,000,000 and 87,300,000 shares authorized in 2008 and 2007, respectively, 16,042,013 and 1,878,382 shares issued and outstanding in 2008 and 2007, respectively	16	2
Additional paid-in capital	121,626	55,605
Accumulated deficit	(3,722)	(12,647)

Total stockholders’ equity	117,920	43,017

Total liabilities and stockholders’ equity	$162,878	$97,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Operations

(dollars in thousands, except for per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenue	$63,164	$47,839	$182,877	$137,425
Operating expenses:
Cost of services—physician practice salaries, benefits and other	45,816	35,408	132,996	100,090
General and administrative	11,368	9,274	32,727	26,612
Depreciation and amortization	591	360	1,535	1,003

Total operating expenses	57,775	45,042	167,258	127,705

Income from operations	5,389	2,797	15,619	9,720
Investment income	186	106	493	329
Interest expense	(144)	(398)	(724)	(1,241)
Loss on fair value of preferred stock warrant liabilities	—	(8,695)	—	(8,781)

Income (loss) before income taxes	5,431	(6,190)	15,388	27
Income tax provision	2,281	1,064	6,462	3,705

Net income (loss)	3,150	(7,254)	8,926	(3,678)
Accretion of redeemable convertible preferred stock	—	(69)	—	(206)
Income allocable to preferred stockholders	—	—	(696)	—

Net income (loss) attributable to common stockholders	$3,150	$(7,323)	$8,230	$(3,884)

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Basic	$0.20	$(3.97)	$0.59	$(2.35)

Diluted	$0.20	$(3.97)	$0.58	$(2.35)

Net income (loss) per share attributable to common stockholders—pro forma:
Basic	$0.20	$(0.65)	$0.60	$(0.33)

Diluted	$0.20	$(0.65)	$0.59	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$8,926	$(3,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,535	1,003
Stock-based compensation expense	641	45
Deferred income taxes	—	(283)
Revaluation of preferred stock warrant liabilities	—	8,781
Changes in assets and liabilities:
Accounts receivable	(1,835)	(3,023)
Prepaid expenses and other current assets	6,355	2,530
Accounts payable	(81)	779
Accrued compensation	(120)	(127)
Medical malpractice and self-insurance reserves	2,169	2,014
Accrued litigation loss and other claims	—	35

Net cash provided by operating activities	17,590	8,076
Investing activities
Acquisitions of physician practices	(16,252)	(11,484)
Purchase of furniture and equipment	(1,545)	(633)
Cash restriction by lender	—	2,500

Net cash used in investing activities	(17,797)	(9,617)
Financing activities
Proceeds from (repayments of) long-term debt and capital leases, net	(17,014)	828
Net proceeds from issuance of common and preferred stock	65,022	438
Excess tax benefits from stock-based compensation	315	481

Net cash provided by financing activities	48,323	1,747

Net increase in cash and cash equivalents	48,116	206
Cash and cash equivalents, beginning of period	6,976	5,946

Cash and cash equivalents, end of period	$55,092	$6,152

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$701	$1,065

Income taxes	$5,312	$3,123

Acquisitions of physician practices consisted of the following:
Acquired assets	$21,896	$9,317
Accrued consideration	(5,644)	2,167

Net cash paid for acquisitions	$16,252	$11,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements and, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ( U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Note 3. Initial Public Offering and Follow-On Public Offering

On January 30, 2008, we completed our initial public offering (IPO) for the sale of 5,905,000 shares of our common stock at a price of $16.00 per share. Of these shares 3,300,000 were newly issued shares sold by us, and 2,605,000 were shares sold by existing stockholders. We received net proceeds of $46,164,000 after deducting underwriting discounts and commissions of $3,696,000 and other fees and expenses of $2,940,000. As discussed further in Note 13, upon completion of our IPO, all of our preferred stock, and a majority of our warrants converted to common stock. Immediately after the offering, and including the conversion of the preferred stock and warrants, there were 14,844,934 shares of our common stock outstanding.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $19,005,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $842,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

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

New Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs will be expensed. In addition, SFAS 141(R) will have an impact on the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

Note 5. Cash and Cash Equivalents

Effective January 1, 2008, our cash equivalents are subject to the provisions of SFAS 157. Under SFAS 157, we are required to measure the fair value of our financial assets using a three-tier fair value hierarchy. Based on this hierarchy, we determined the fair value of our cash equivalents using quoted market prices using Level 1 inputs, under SFAS 157 as unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date. As of September 30, 2008, our cash and cash equivalents consisted of bank deposits, money market accounts and short-term securities with maturities of three months or less.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Note 6. Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $2,653,000 and $2,972,000 at September 30, 2008 and December 31, 2007, respectively. Except with respect to the Medicare and Medical programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the nine months ended September 30, 2008 and 2007, approximately 51.3% and 51.4%, respectively, of our patient volume was from Medicare and Medicaid programs and receivables from these programs made up approximately 36.4% of the net accounts receivable at September 30, 2008.

Note 7. Acquisitions

During the nine months ended September 30, 2008, we acquired the assets of four hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician, payor and hospital agreements. Amounts recorded as identifiable intangible assets are amortized over their useful lives. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements generally provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The amounts of such payments, if any, will be recorded as additional goodwill; however, such amounts cannot be determined until their respective measurement dates.

The following table is a summary of goodwill and other intangible assets recorded during the nine months ended September 30, 2008 (dollars in thousands):

	Total	Goodwill	Intangible Assets
Initial consideration paid	$14,563	$12,040	$2,523

Additional consideration related to prior year acquisitions:
Paid	1,396	1,396	—
Payables	5,936	5,936	—

Total	$7,332	$7,332	$—

Note 8. Medical Malpractice Liability Insurance

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

In addition, we record reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At September 30, 2008 and December 31, 2007 we accrued reserves totaling $12,020,000 and $9,851,000, respectively, for potential future uninsured claims including a provision for incurred but not reported claims not covered under our claims-made insurance policy.

Note 9. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, plus a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital and to fund practice acquisitions and capital expenditures. At September 30, 2008, our outstanding principal balance on the Credit Facility was $8,500,000, all of which is under the term loan.

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, taxes, amortization and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or our lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2008, we were in compliance with such financial covenants and restrictions.

Note 10. Income Taxes

We recorded a provision for income taxes of $2,281,000 and $1,064,000 for the three months ended September 30, 2008 and 2007, respectively, and $6,462,000 and $3,705,000 for the nine months ended September 30, 2008 and 2007, respectively. Excluding the non-deductible loss on fair value of preferred stock warrant liabilities in 2007, our effective tax rate was 42.0% and 42.5% for the three months ended September 30, 2008 and 2007, respectively, and 42.0% and 42.1% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due to state income taxes and the non-deductible loss on fair value of preferred stock warrant liabilities in 2007.

We regularly review our deferred tax assets for recoverability and the need for a valuation allowance. We analyze both negative and positive evidence, and the strength of such evidence. This analysis includes assessment of forecasted and historic financial performance and taxable income. As of September 30, 2008, we recorded a valuation allowance of $347,000 against certain deferred tax assets of entities not consolidated for income tax purposes. The valuation allowance will continue to be evaluated over future quarters.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2008, we had accrued a total of $70,000 for interest and penalties related to uncertain tax positions.

The tax years 1997 to 2007 remain open to examination by the United States and various state taxing jurisdictions to which we are subject, except for 1997, 2003 and 2004 for which the federal statute is closed. Our 2005 and 2006 tax years are currently under examination by the Internal Revenue Service (IRS). We are in the process of producing documents and other information to the IRS, but have not yet begun discussions with the IRS with respect to any issues that may arise from these audits. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows. We are not aware of any other notices of examination by any taxing authorities.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for an interim period.

Note 11. Stock-Based Compensation

At September 30, 2008, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and the 2007 Equity Participation Plan (2007 Plan). The shares reserved for issuance pursuant to these three plans have been adjusted to reflect the 1-for-6.4 reverse stock split which was completed in January 2008. We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, and 531,250 common shares for issuance pursuant to the 2002 Plan. Pursuant to the 2007 Plan, which was adopted in June 2007, 234,375 shares of our common stock were authorized for initial issuance, which amount was increased by 371,123 upon the consummation of our initial public offering in January 2008, and, each calendar year thereafter until 2013, the number of shares authorized for issuance under the plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of September 30, 2008, 184,394 shares of our common stock were available for issuance under the 2007 Plan.

The options under the three plans generally vest over a four-year period from the date of the grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

All options granted during the nine months ended September 30, 2007 and all options granted in January 2008 prior to our IPO on January 25, 2008 were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants. Subsequent to our IPO, all options have been issued with exercise prices equal to the closing price of our common stock on the dates of the grant.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Stock-based compensation expense was $307,000 and $27,000, respectively, for the three months ended September 30, 2008 and 2007 and $641,000 and $45,000, respectively, for the nine months ended September 30, 2008 and 2007. Stock based compensation expense for the three and nine months ended September 30, 2008 includes $44,760 of stock compensation expense related to the Nonqualified Employee Stock Purchase Plan described in Note 12. Stock-based compensation expense is included in general and administrative expenses. As of September 30, 2008, there was $2,545,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.1 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	2.32%	4.58%
Expected volatility	37.00%	37.00%
Expected option life (in years)	6.22	6.25
Expected dividend yield	0.00%	0.00%

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

The following table summarizes activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the nine months ended September 30, 2008 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of January 1, 2008	446,175	$3.07			$1.81
Changes during period:
Granted	351,202	18.25			7.45
Exercised	(50,106)	2.08			0.63
Forfeited	(46,348)	7.62			4.79

Options outstanding as of September 30, 2008	700,923	$10.45	8.53	$10,690	$4.53

Options exercisable as of September 30, 2008	196,022	$3.94	7.13	$4,265	$1.53

Note 12. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan (ESPP) which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock will be made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For 2008, the offering period will be for six months and the annual deductions reduced by 50%. Stock purchases will be made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the Nasdaq Global Market) of a share of our common stock on the first or last day of the offering period, whichever is less. If the fair market value is less on the last day of the offering period, the difference in the per share price will be refunded to the participant. We will account for the plan in accordance with SFAS 123(R). Share based expense relating to the ESPP was $44,760 for the three and nine months ended September 30, 2008, and is included in general and administrative expenses.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

Note 13. Redeemable Convertible Preferred Stock Warrant Liabilities

During 2007 we had four series of authorized and outstanding redeemable convertible preferred stock (Preferred Stock Series): Series A, Series B, Series C and Series D; and warrants to purchase shares of preferred stock. Upon our IPO in January 2008, all Preferred Stock Series shares converted to 9,025,195 shares of common stock and the majority of warrants were exercised on a cashless basis for 641,340 common shares. As of September 30, 2008, warrants to purchase 10,938 shares of common stock remain outstanding. All remaining warrants were exercised in October 2008.

Note 14. Earnings Per Share

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

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

The calculations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2008 and 2007 are as follows (dollars in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic:
Net income (loss) attributable to common stockholders	$3,150	$(7,323)	$8,230	$(3,884)

Weighted average number of common shares outstanding	15,784,261	1,845,909	14,037,183	1,653,574

Basic net income (loss) per share attributable to common stockholders	$0.20	$(3.97)	$0.59	$(2.35)

Diluted:
Net income (loss) attributable to common stockholders	$3,150	$(7,323)	$8,230	$(3,884)

Weighted average number of common shares outstanding	15,784,261	1,845,909	14,037,183	1,653,574
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	203,082	—	270,842	—

Weighted average number of common and common equivalents	15,987,343	1,845,909	14,308,025	1,653,574

Diluted net income (loss) per share attributable to common stockholders	$0.20	$(3.97)	$0.58	$(2.35)

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants at the beginning of each period using the treasury stock method for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic:
Net income (loss) attributable to common stockholders—historical	$3,150	$(7,323)	$8,230	$(3,884)
Accretion of redeemable convertible preferred stockholders	—	69	—	206
Income allocable to preferred stockholders	—	—	696	—

Net income (loss) attributable to common stockholders—pro forma	$3,150	$(7,254)	$8,926	$(3,678)

Weighted average number of common shares outstanding—historical	15,784,261	1,845,909	14,037,183	1,653,574
Add number of preferred shares converted to common shares and related warrants	—	9,361,595	843,888	9,341,610

Common shares outstanding—pro forma	15,784,261	11,207,504	14,881,071	10,995,184

Basic net income (loss) per share attributable to common stockholders—pro forma	$0.20	$(0.65)	$0.60	$(0.33)

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements—(continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Diluted:
Net income (loss) attributable to common stockholders—historical	$3,150	$(7,323)	$8,230	$(3,884)
Accretion of redeemable convertible preferred stockholders	—	69	—	206
Income allocable to preferred stockholders	—	—	696	—

Net income (loss) attributable to common stockholders—pro forma	$3,150	(7,254)	$8,926	(3,678)

Weighted average number of common shares outstanding—historical	15,784,261	1,845,909	14,037,183	1,653,574
Add number of preferred shares converted to common shares and related warrants	—	9,361,595	843,888	9,341,610
Add weighted average number of dilutive common equivalent shares	203,082	—	217,482	—

Common shares outstanding—pro forma	15,987,343	11,207,504	15,098,553	10,995,184

Diluted net income (loss) per share attributable to common stockholders—pro forma	$0.20	$(0.65)	$0.59	$(0.33)

Note 15. Commitments and Contingencies

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

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

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s consolidated affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Follow-On Public Offering

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $19,005,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $842,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Acquisitions

During the nine months ended September 30, 2008, we acquired the assets of four hospitalist physician practices for a total initial consideration of $14,563,000. In connection with these acquisitions, we recorded goodwill of $12,040,000 and other identifiable intangible assets of $2,523,000 consisting of physician, payor and hospital agreements.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. On October 30, 2008, CMS announced that there would be a 1.1% overall increase in the Medicare Physician Fee Schedule for 2009, but the regional fee schedules have not yet been published. A 1.0% change in Medicare reimbursement would result in an approximately 0.5% change in our net revenue per encounter.

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

fluctuations in patient encounters which are impacted by hospital census, which can be volatile, and physician productivity and often reflect seasonality due to the higher occurrence of such illnesses as flu and pneumonia in patient populations in the first quarter.

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of operations information stated as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Operating data – patient encounters	692,000	544,000	2,037,000	1,559,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.5%	74.0%	72.7%	72.8%
General and administrative	18.0%	19.4%	17.9%	19.4%
Depreciation and amortization	1.0%	0.8%	0.9%	0.7%

Total operating expenses	91.5%	94.2%	91.5%	92.9%

Income from operations	8.5%	5.8%	8.5%	7.1%
Investment income	0.3%	0.2%	0.3%	0.2%
Interest expense	(0.2)%	(0.8)%	(0.4)%	(0.9)%
Loss on fair value of preferred stock warrant liabilities	—%	(18.1)%	—%	(6.4)%

Income (loss) before income taxes	8.6%	(12.9)%	8.4%	—%
Income tax provision	3.6%	2.2%	3.5%	2.7%

Net income (loss)	5.0%	(15.1)%	4.9%	(2.7)%

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Net revenue for the three months ended September 30, 2008 was $63.2 million, an increase of $15.4 million, or 32.2%, from $47.8 million for the three months ended September 30, 2007. Of this $15.4 million increase, $8.7 million or 56.5% was attributable to same-market area growth and $6.7 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2007 and 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was primarily the result of a 14.4% increase in patient encounters. Overall net revenue per encounter increased by 1.9%, primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the three months ended September 30, 2008 were $45.8 million or 72.5% of net revenue compared to $35.4 million or 74.0% of net revenue for the three months ended September 30, 2007. These costs increased by $10.4 million or 29.4%. Same-market area physician costs increased a total of $5.7 million, of which $0.5 million was primarily the result of increased practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $5.2 million from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $4.7 million is attributable to physician costs associated with new market openings and new market acquisitions. The decrease in physician costs as a percentage of net revenue is primarily attributable to higher average productivity per physician and the closure of several practices which were unprofitable in the third quarter of 2007.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.1 million, or 22.6%, to $11.4 million, or 18.0% of net revenue, for the three months ended September 30, 2008, as compared to $9.3 million, or 19.4% of net revenue for the three months ended September 30, 2007. The increase is the result of a combination of increased costs as a public company, increased stock compensation expense and increased costs to support the continuing growth of our operations and our acquisitions, including the addition of new regional offices to support our geographical expansion. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.2 million to $0.6 million for the three months ended September 30, 2008, as compared to $0.4 million for the three months ended September 30, 2007. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $2.6 million, or 92.9%, to $5.4 million, as compared to $2.8 million for the same period in the prior year. Our operating margin increased to 8.5% for the three months ended September 30, 2008 from 5.8% for the three months ended September 30, 2007. The increase in operating margin percentage is directly attributable to the reduction in physician costs and general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.1 million for the three months ended September 30, 2008, as compared to interest expense of $0.4 million for the three months ended September 30, 2007. The decrease in interest expense is primarily attributable to the pay-off of balances outstanding on our revolving credit agreement with proceeds from our initial public offering in January, 2008.

Our effective tax rate for the three months ended September 30, 2008 was 42.0% compared to 42.5% for the three months ended September 30, 2007, excluding the nondeductible loss of $8.7 million we incurred related to the change in the fair value preferred stock warrant liabilities in 2007. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $3.2 million for the three months ended September 30, 2008, as compared to a $7.3 million net loss for the three months ended September 30, 2007, and our net income margin increased to 5.0% from a negative 15.1% for the same period in the prior year. In the three months ended September 30, 2007, we recorded a loss of $8.7 million related to the change in the fair value of preferred stock warrant liabilities. Excluding such loss in 2007, our net income margin was 3.0%. The net income margin increase to 5.0% is primarily the result of the reduction in physician costs as a percentage of net revenue and leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Net revenue for the nine months ended September 30, 2008 was $182.9 million, an increase of $45.5 million, or 33.1%, from $137.4 million for the nine months ended September 30, 2007. Of this $45.5 million increase, $27.2 million, or 59.8% was attributable to same-market area growth and $18.3 million was attributable to revenue generated from completed acquisitions and new geographical areas opened during 2007 and 2008. The change in same-market area net revenue was primarily the result of a 17.4% increase in patient encounters. Overall net revenue per encounter increased by 0.7%, primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the nine months ended September 30, 2008 were $133.0 million or 72.7% of net revenue compared to $100.1 million or 72.8% of net revenue for the nine months ended September 30, 2007. These costs increased by $32.9 million or 32.9%. Same-market area physician costs increased a total of $19.4 million of which $4.7 million was primarily the result of increased practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $14.7 million from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $13.5 million is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of net revenue remained stable during the periods.

General and administrative expenses increased $6.1 million, or 22.9%, to $32.7 million, or 17.9% of net revenue, for the nine months ended September 30, 2008, as compared to $26.6 million, or 19.4% of net revenue for the nine months ended September 30, 2007. The increase is the result of a combination of increased costs as a public company, increased stock compensation expense and increased costs to support the continuing growth of our operations and our acquisitions, including the addition of new regional offices to support our geographical expansion. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.5 million to $1.5 million for the nine months ended September 30, 2008, as compared to $1.0 million for the nine months ended September 30, 2007. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $5.9 million, or 60.8% to $15.6 million, as compared to $9.7 million for the same period in the prior year. Our operating margin increased to 8.5% for the nine months ended September 30, 2008 from 7.1% for the nine months ended September 30, 2007. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.7 million for the nine months ended September 30, 2008, as compared to interest expense of $1.2 million for the nine months ended September 30, 2007. The decrease in interest expense is primarily attributable to the pay-off of balances outstanding on our revolving credit agreement with proceeds from our initial public offering in January 2008.

Our effective tax rate for the nine months ended September 30, 2008 was 42.0% compared to 42.1% for the nine months ended September 30, 2007, excluding the nondeductible loss of $8.8 million we incurred related to the change in the fair value preferred stock warrant liabilities in 2007. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $8.9 million for the nine months ended September 30, 2008, as compared to a loss of $3.7 million for the nine months ended September 30, 2007 and our net income margin increased to 4.9% from a negative 2.7% for the same period in the prior year. During 2007, we recorded a loss of $8.8 million related to the change in the fair value of preferred stock warrant liabilities. Excluding such loss in 2007, our net income margin was 3.7%. The net income margin increase to 4.9% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 million under the revolving portion of our Credit Facility. At September 30, 2008, we had outstanding borrowings of $9.8 million on our term loan and other financings with no borrowings under our $30.0 million revolving credit agreement and $55.1 million in cash and cash equivalents.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by existing stockholders. We received net proceeds of $19,005,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and estimated expenses of $842,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $17.6 million compared to $8.1 million provided by operations for the same period of 2007. Operating cash flow from changes in working capital for the nine months ended September 30, 2008 increased by $4.3 million. Accounts receivable increased by $1.8 million during the nine months. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 60 DSO as of September 30, 2008 compared to 69 DSO as of December 31, 2007. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $6.4 million for the 2008 period compared to a decrease of $2.5 million for the 2007 period. The decrease was primarily the result of amortization of prepaid malpractice premiums, funding of $1.8 million in prepaid IPO costs from our public stock offering in January 2008, and application of $2.0 million of taxes overpaid in 2007 against our $6.5 million current period tax liability.

Net cash used in investing activities was $17.8 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $9.6 million for the same period in 2007. Cash of $16.3 million was used in 2008 for acquisitions of physician practices or earn-out payments on prior acquisitions compared to $11.5 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software and office furnishings.

For the nine months ended September 30, 2008, net cash provided by financing activities was $48.3 million, compared to $1.7 million for the nine months ended September 30, 2007. During 2008, we completed our initial public offering and a follow-on offering which resulted in aggregate net proceeds of $65.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds of our initial public offering to pay off the outstanding balance of $14.1 million under the revolving portion of our Credit Facility.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is to be used for working capital and to fund practice acquisitions and capital expenditures. Our outstanding principal balance under the term loan portion of the Credit Facility as of September 30, 2008 was $8.5 million and we had $30.0 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, amortization, taxes and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the three months. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2008, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

New Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and all transaction related costs will be expensed. In addition, SFAS 141(R) will have an impact the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

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

We had outstanding borrowings under the term loan portion of our Credit Facility of $8.5 million at September 30, 2008. The impact of a 1.0% increase on short-term interest rates would result in an increase in interest expense of approximately $0.1 million annually and a decrease in net income of approximately $0.05 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2008, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of November 2008.

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