Form 10-K
period 2008-12-31
IPC The Hospitalist Company, Inc.
filed 2009-03-02
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $134,062,595, computed by reference to the closing price on the NASDAQ Global Market of $18.82 per share of Common Stock on June 30, 2008. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 26, 2009, there were 16,089,678 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

IPC The Hospitalist Company, Inc.

FORM 10-K

ANNUAL REPORT

In this Annual Report on Form 10-K (the “Report”), unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2008, our 659 affiliated hospitalists, including physicians, nurse practitioners and physician assistants, provide hospitalist solutions at over 445 hospitals and other inpatient facilities in eighteen states. We have had more than 6.6 million patient encounters since the beginning of 2006. Collectively, our affiliated hospitalists work with more than 29,000 referring physicians and 2,900 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first physician practice in 1998 and have increased the number of our practice groups to over 170 as of December 31, 2008. Since the beginning of 2006, we have acquired twenty-four practice groups and successfully integrated them into IPC and onto IPC-Link ®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, although we also have contracts with over 440 other physicians and non-physician providers, who provide episodic care on weekends or evenings, as needed.

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

Industry Overview

Hospitalist medicine is an emerging specialty. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Hospitalists receive medical training generally in primary care, with many having experience in internal medicine, family practice or other medical specialties. Hospitalists differ from primary care physicians and specialists by treating patients only in a non-office based setting. By focusing exclusively on inpatient medicine, a hospitalist develops practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital. We believe hospitalists serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings. According to a 2002 study in the Journal of the American Medical Association, hospitalist programs have resulted in an average 13.4% reduction in hospital costs and an average 16.6% reduction in the average length of a patient’s hospital stay.

Hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities, rehabilitation hospitals and skilled nursing facilities. Acute care hospitals represent the largest component of inpatient facilities in which hospitalists practice, with currently over 4,900 hospitals in the United States based on a 2005 survey by the American Hospital Association, or AHA. According to the AHA, in 2006 there were approximately 35 million admissions to inpatient facilities in the United States, and the average length of stay was approximately 5.6 days. In 2006, total U.S. spending on hospital care was $648 billion and is expected to grow at a compound annual growth rate of approximately 7.0% to $1,346 billion in 2016 according to the Centers for Medicare and Medicaid Services.

Hospitalists assume the inpatient care responsibilities that are otherwise provided by the primary care physician or attending physician and are reimbursed by third parties using the same visit-based or procedural billing codes as would be used by the primary care physician or attending physician. By practicing each day in the same facility, hospitalists perform consistent functions, interact regularly with the same healthcare professionals and become highly accustomed to specific facility processes, which can result in greater efficiency, less process variability and better patient outcomes. We believe hospitalists are better able to achieve these results because of their exclusive focus on inpatient care without the inherent distraction of balancing both inpatient and outpatient care responsibilities. Likewise, we believe hospitalists generate operating and cost efficiencies by managing the treatment of a large number of patients with similar clinical needs.

According to the Society of Hospitalist Medicine, or SHM, the number of hospitalists has grown from an estimated 800 in the mid-1990s to approximately 23,000 in 2007, making it one of the fastest-growing medical disciplines in the United States. A study by The American Hospital Association released in 2008 indicates that over 50% of all hospitals have formal hospitalist programs and we believe based on our operational experience that a greater number of hospitals have hospitalists practicing within their facilities. In 2008, SHM estimated that the number of hospitalists will reach approximately 30,000 by 2010.

We believe the growing demand for hospitalists is primarily driven by five significant changes in the healthcare delivery system:

•

The primary care physician’s role in hospital care is decreasing due to the increasingly specialized nature of hospital care, the demands of treating higher acuity patients in an outpatient setting and the desire to reduce on-call obligations;

•

Hospitals have a greater need for consistent on-site physician availability, due to the need to admit patients from the emergency room, the increasing severity of illness required to justify hospital admissions and external pressures to decrease the length of inpatient stays;

•	Specialists have an increased desire to limit their practice to their medical specialty;

•	National residency accreditation organizations have established limitations on the number of hours that resident physicians in training may practice; and

•	Health plans are seeking alternative mechanisms to appropriately control the substantial increase in inpatient expenditures.

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2008 we employ or currently affiliate with 659 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

We generate approximately 95% of our net revenues through our affiliated hospitalists’ patient encounters at hospitals and other inpatient facilities including acute, sub-acute and long-term care settings. Patients are referred to our affiliated hospitalists through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues are substantially comprised of contracts with hospitals and other inpatient facilities to provide hospitalist services.

We believe each major constituent of the healthcare delivery system, including patients, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, and health plans, can benefit from better coordinated inpatient care. We are positioned to assist each of these constituents in finding solutions to many of the challenges associated with patient care at inpatient facilities.

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

Specialists

Specialist physicians are trained to focus on specific procedures or medical conditions. As a result, specialists often desire to limit their practice to their medical specialty. Hospitalized patients, however, frequently experience multiple medical conditions that require consideration and coordination among several specialists and other care providers. For example, an orthopedic surgeon treating an elderly patient must consider the patient’s other medical conditions, such as diabetes or hypertension, which can be treated by our affiliated hospitalists or other healthcare providers.

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

Acute Care Hospitals

Acute care hospitals must provide consistent and reliable care despite potentially having hundreds of admitting physicians who each have their own methods of care, preferences for medications and differing utilization and review processes. The resulting process variability can lead to an increased number of clinical errors, higher medical costs and deficiencies in medical record documentation which can lead to reimbursement and regulatory issues. Additionally, acute care hospitals may experience difficulty finding available physicians because of the reluctance of some medical staff members to assume the care of unassigned patients. This is further complicated by the statutory and organizational limitations on intern and resident duty hours. Acute care hospitals also face the challenge of providing medical care to indigent patients. Finally, acute care hospitals can often face emergency department overcrowding caused by large numbers of unassigned patients seeking admission to the hospital through the emergency department.

Our hospitalist programs are structured to provide acute care hospitals with a consistent on-site physician presence that typically results in fewer admitting physicians overseeing patients in the hospital, thereby reducing process variability and enhancing the ability to implement standardized practices. We believe our affiliated hospitalists’ consistent presence in the facilities leads to more efficient processes within the acute care hospitals, which can improve clinical outcomes, decrease average length of inpatient stay and lower costs per day. By concentrating the care of more patients with relatively fewer physicians, hospitals can more easily implement new initiatives and enhance compliance with protocols. We believe our hospitalist training programs lead to improved medical record documentation, which can improve hospital reimbursement and result in better regulatory compliance. Overall, through our hospitalist programs, we provide acute care hospitals with increased patient coverage, rapid response times, efficient management of care for insured and indigent patients and increased emergency department throughput.

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

Our affiliated hospitalists provide alternative sites of inpatient care with consistent on-site physician availability and experience, which we believe benefits the alternative site of inpatient care facility by providing a single point of contact and enhances regular communication with other healthcare constituents outside the site of care. By coordinating inpatient care at such facilities, we believe our affiliated hospitalists manage the appropriate utilization of patient care to the benefit of both the facility and the patient.

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

Health plans contract with our credentialed affiliated hospitalists to provide in-network coverage for hospitalized members. We believe our affiliated hospitalists provide consistent healthcare practices, coordinate ordering of diagnostic tests with outpatient physician providers and reduce process variability, resulting in reduced medical costs for health plans while promoting quality of care.

Our Services

We provide our affiliated hospitalists with administrative and professional services to support their practice of medicine, reduce their administrative burden and improve their operating efficiencies.

Information Management System. We provide our affiliated hospitalists with access to IPC-Link® through our web-based “Virtual Office” portal to support their clinical, administrative and communications needs. IPC-Link® is distinctive in its ability to capture the results of each doctor-patient encounter and organize these results into a searchable database. IPC-Link® enables our affiliated hospitalists to view and record important patient data, and allows hospitalists in a practice group to share patient information as needed. Additionally, the technology enables our affiliated hospitalists to communicate directly and securely to our clinical call center, risk management, and compliance departments. IPC-Link® operates via a secure, HIPAA-compliant web interface, which allows us to assume responsibility for billing, collection and reimbursement for services rendered by our affiliated hospitalists.

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

Recruiting. As a national company, we have greater resources to commit to recruiting hospitalists than do small practice groups. We have a dedicated staff of recruiting professionals who are regionally assigned to source, screen and provide candidates to each of our local markets. Our recruiting strategy includes advertising in national physician publications and websites, exhibiting at professional association meetings, establishing a regular presence at select residency programs and leveraging our existing hospitalist relationships.

Training. We have developed extensive training programs and tools for our newly hired hospitalists and our tenured affiliated hospitalists. Our newly hired hospitalists are required to enroll in our comprehensive new-hire training program prior to treating patients. The new-hire training program emphasizes the role of the hospitalist in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist practices. Newly hired hospitalists are also paired with experienced local hospitalists as part of the new hire training program. We provide continuing medical education programs for our existing affiliated hospitalists that are designed to enhance the skills of our affiliated hospitalists in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated hospitalists to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated hospitalists to compare and benchmark performance metrics. This information provides positive feedback to our affiliated hospitalists when strong performance is achieved and helps to identify specific areas for improvement.

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

Compliance. Compliance programs are an important part of our business that permit us and our affiliated hospitalists to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance program, including proprietary compliance issue tracking databases, routine checks of the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new-hire training program for our entire staff.

Our Operating Structure

We are a national hospitalist group practice consisting of over 170 local practice groups operating in fourteen different regions as of December 31, 2008. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our fourteen regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

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

Our affiliated hospitalists access IPC-Link® through our web-based “Virtual Office” portal, which can be accessed through a web browser running on any internet connected computer. This portal into the system provides our dispersed workforce with extensive resources and information content and serves as a centralized contact point for our affiliated hospitalists. The “Virtual Office” provides regional and company-wide news, clinical reference materials, an on-line library, practice schedules, access to clinical and business reports related to the practice groups, web-based continuing medical education, patient feedback, access to employee benefits plan information and a secure e-mail system with all of our employees. Our affiliated hospitalists must utilize this portal to access their clinical information and bill for their services.

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

Contracts with Inpatient Facilities

Our affiliated hospitalists, in general, provide services in any inpatient facility where they have credentials, called privileges, regardless of whether we have entered into a contract with the inpatient facility. When we contract with hospitals and other inpatient facilities, we typically provide various professional services, including supporting the emergency department, assisting in bed allocation, planning patient discharge, coordinating with ancillary departments, cooperating with facility management, developing facility policies and procedures, training facility personnel and developing call schedules. We believe our facility contracts benefit the inpatient facility by establishing a stable and consistent provider of hospitalist services to that facility, while we benefit by having our affiliated hospitalists obtain unassigned patients through the emergency department, expand the base of the referral relationships within the facility and strengthen our contractual revenue base. In these contracted facilities, billings to third-party payors for direct patient care constitute the most significant source of our revenue.

The term of these contracts varies between facilities, but they can typically be terminated with cause for various reasons and usually contain provisions allowing for termination without cause by either party upon 90 days notice. Agreements with the inpatient facilities typically contain confidentiality provisions and requirements that the facilities maintain their own insurance.

Contracts with Health Plans

Our regional management teams negotiate health plan contracts on behalf of our affiliated hospitalists in their local markets. These agreements vary from plan to plan and payment is typically a negotiated fee per service. Our regional management teams assist our affiliated hospitalists with any required credentialing with these plans, provide ongoing contract management and maintain the relationships with the health plans. We believe that these health plan contracts can enhance our practices by capturing additional patient volumes as well as promoting prompt payment for services.

Affiliated Hospitalists and Practice Groups

Our practice groups and affiliated hospitalists are responsible for the provision of medical care to patients. Our affiliated hospitalists are employees of either our wholly-owned subsidiaries or affiliated professional organizations. Our affiliated professional organizations are separate legal entities, comprised of corporations, limited liability companies and limited partnerships. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules as described in our accompanying financial statements. We provide all of the non-medical, administrative and management services necessary for the operations of each of our affiliated professional organizations under comprehensive long-term management agreements. Under the terms of these agreements, we are paid for the provision of these non-medical management services based upon either the financial performance of the applicable practice group or a fixed fee. Each agreement is for a term of 20 years with 10 year automatic renewal periods, which we may terminate at any time, with or without cause, with 30 days prior written notice to the affiliated professional organization. Agreements with our affiliated professional organizations contain a confidentiality provision and a power of attorney appointing our company as its attorney-in-fact.

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

We also utilize the services of independent contractors for certain of our health plan contracts. The independent contractors are paid on a per case basis.

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

Geographic Coverage

We currently provide services in the following eighteen states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, and Texas. During 2008, approximately 67% of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Texas accounted for approximately 26% of our net revenue for 2008. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the eighteen states in which we currently operate.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage. We record in our consolidated financial statements estimates for our liabilities for self-insured deductibles and claims incurred but not reported based on actuarial loss projections using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are actually required to pay materially exceed our estimates, our financial condition and results of operations could be materially adversely affected.

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

In December 2008, we renewed our annual professional liability insurance policy for 2009. Unlike our claims-made policy in effect in 2008 that contained a self-insurance retention, the 2009 claims-made policy provides first dollar coverage on new claims reported in 2009. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2009 policy at acceptable costs and on favorable terms upon expiration.

We also maintain general liability, casualty, worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions in accordance with industry standards. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2008:

Job Description	Full-Time	Part-Time	Total
Physicians	531	52	583
Non-Physician Providers	67	9	76
Non-Clinical Employees	338	31	369

Totals	936	92	1,028

In addition to the full-time and part-time employees included above, we have employment or independent contractor agreements with over 440 other physicians and non-physician providers, who provide episodic care as needed. All of our employees are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

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

Company Information

Founded in 1995 by Chairman and Chief Executive Officer, Adam D. Singer, M.D., we were incorporated in Delaware in January 1998. Our principal executive offices are located at 4605 Lankershim Boulevard, Suite 617, North Hollywood, California 91602. Our telephone number is (888) 4IPC-DOC (888-447-2362). We maintain a website at www.hospitalist.com.

Available Information

Our internet website address is www.hospitalist.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto is not a part of, and is not incorporated by reference into, this Report.

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the OIG, the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse affect on our business, financial condition and results of operations.

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

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (Medicaid). By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 22 states and the District of Columbia have some form of a state false claims acts. As of February 2009, the OIG has determined that thirteen of these satisfy the DRA standards, and we anticipate this figure will continue to increase. The thirteen states are: California, Georgia, Hawaii, Illinois, Indiana, Massachusetts, Nevada, New York, Rhode Island, Tennessee, Texas, Virginia and Wisconsin. Of the eighteen states in which we currently operate, the following twelve states have some form of a state false claims act: California, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, New Hampshire, Oklahoma, Tennessee and Texas.

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

Due to the breadth of the Anti-Kickback Statute’s broad prohibition, there are a few statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the OIG has published safe harbor regulations that outline other arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements will be subject to scrutiny by enforcement agencies.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like IPC, our affiliated hospitalists, and practice groups.

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

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the eighteen states in which we currently operate, we believe that the following thirteen states prohibit the corporate practice of medicine: California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Nevada, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

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

Deficit Reduction Act of 2005

Among other mandates, the DRA created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we will likely be required to comply in the future as our Medicaid billings increase, but we cannot predict when that will occur. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.

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

U.S. Sentencing Guidelines

The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines state that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. OIG has followed the model of the Sentencing Guidelines in issuing its Compliance Guidances (which also are advisory, not mandatory). While we have attempted to develop and implement our corporate compliance program to be consistent with these guidelines, we cannot be certain that a court (or the OIG) would agree.

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since we perform services at hospitals and other types of healthcare facilities, we may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

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

Our reimbursement typically is conditioned on our affiliated hospitalists providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud.

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. The current Medicare fee schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies upon, in part, a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the growth in the U.S. gross domestic product, or GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in the past and whose reoccurrence we cannot predict.

While Congress has intervened in the past few years to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the Medicare Physician Fee Schedule methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results—Rate Changes by Government Sponsored Programs.”

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

Some of our relationships are pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations. These organizations are subject to various state laws and regulations, including federal Employment Retirement Income Security Act of 1974, or ERISA, requirements. We try to secure mutually agreeable contracts with payors that enable our affiliated hospitalists to be listed as in-network participants within the payors’ provider networks. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors.

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•

federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly making claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

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

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that provides penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

provisions of HIPAA limiting how healthcare providers may use and disclose individually identifiable health information and the security measures taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•

federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•

federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to governmental healthcare programs, payments to physicians for inappropriately reducing hospital care lengths of stay for such patients, or employing or contracting with individuals or entities who/which are excluded from participation in governmental healthcare programs;

•

federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•

provisions of the Social Security Act that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes; that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse; and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under certain circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The Deficit Reduction Act of 2005 revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

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

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated hospitalists, may also share in the full liability which may be substantial. We currently maintain liability insurance coverage with a self-insured retention to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists. In 2006, we had one instance, in a state with joint and several liability, where our insurance coverage was not adequate to cover liabilities arising out of a professional liability claim asserted against us, for which we settled our portion of the claim for the net present value of $1.3 million. Settlement of this claim significantly reduced our pre-tax income, but did not significantly impact our cash flows. We cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical malpractice liability losses which are subject to inherent uncertainties and a deficiency may lead to a reduction in our net income.

Our medical malpractice policies are written on a claims-made basis. We record reserves for our self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported during the policy period, based upon actuarial loss projections using our historical loss experience. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. We believe the recorded reserves are adequate and we did not record any significant change in estimate during 2006. In the fourth quarters of 2007 and 2008, we recorded reductions of $0.8 million and $1.0 million, respectively, in our claims and professional liability reserves because our final 2007 and 2008 year end actuarial loss projections were less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and reductions in the estimates of the ultimate costs per claim. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income. Our annual provision for medical malpractice claims as a percentage of net revenues for the years ended December 31, 2006, 2007 and 2008 were 2.9%, 1.4% and 1.1%, respectively.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our 2008 affiliated hospitalist turnover rate was 24%. If this turnover rate were to increase significantly, our recruiting efforts could be over-extended, our growth could be impeded, the consistency of our services could be negatively affected, and our reputation in the healthcare community could be adversely impacted.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2008 approximately 18.7% are not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

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

Our business is partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complimentary to our business. We currently have no binding commitments to acquire any specific business or other material assets. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

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

•

We may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. Depending upon the nature of the local healthcare market, we may not be able to implement our business model, which may negatively impact our revenues and profitability.

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

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule. Each year on January 1st, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. The current fee schedule methodology has significantly reduced the reimbursement rates for physician services in prior years. While Congress has intervened in the past few years to mitigate the impact of this, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the Medicare Physician Fee Schedule methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. In July 2008, Congress intervened to prevent the implementation of the negative updates resulting from the Physician Fee Schedule formula for an 18-month period ending December 31, 2009. In November 2008, the Centers for Medicare and Medicaid Services, or CMS, released the Medicare Physician Fee Schedule, which is projected by Medicare to increase reimbursement rates nationally by an overall average of 1.1%, effective January 1, 2009. The overall rate impact to us may differ from the national average rate increase based upon the Medicare codes we use and the Medicare geographic locations in which we operate. Effective January 1, 2009, we estimate that the rate change will result in an overall 4.6% weighted average increase in the rates for the Medicare codes we use and an estimated overall 2.2% increase in our net patient revenue per encounter.

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

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our Compliance Program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

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

Our business is based on referrals for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to our referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services, and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and our financial performance.

Hospitals may terminate their agreements with us or reduce the fees they pay us.

We currently derive approximately 5% of our net revenue from contracts directly with hospitals for hospitalist services. Our current partner hospitals may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such hospitals, which would negatively impact our revenue and profitability.

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

Approximately 67% of our net revenue in 2008 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 14%, 11%, 8%, 8%, and 26%, respectively, of our revenue in 2008. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

We may incur significant costs if we are required to adopt any provisions under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”).

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. Among the many provisions of the HITECH Act, is the implementation and use of certified Electronic Health Records (“EHRs”). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, if we are required to adopt the use of EHRs or any other provisions of the HITECH Act, we may incur significant costs in excess of any incentive reimbursement payments that we may receive from the government and such excess costs could have a material adverse effect on our business operations and financial position.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2006 to 2008 our annual patient encounters increased from 1,747,000 to 2,790,000 and we increased our number of hospitalists from 432 to 659. We have managed this growth by augmenting the staff of our corporate office and the staff of our fourteen operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

The recent economic and credit crisis could have an adverse effect on our business, financial condition and results of operations.

The recent economic and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations nationally. This shortage of liquidity and credit, combined with recent substantial losses in equity markets, could lead to an extended national economic recession and result in an adverse effect on our business, financial condition and results of operations. Our ability to access the capital markets may be severely restricted at such time when we would like, or need, to access those markets, which could have a negative impact on our growth plans and the flexibility to react to changing economic and business conditions. Although we are unable to determine the specific impact of the current economic conditions on our business at this time, further deterioration or a prolonged period of recession could have an adverse impact on our operations and could impact not only the healthcare decisions of patients, but also the solvency of third-party insurance payors.

We might need to raise additional capital, which might not be available.

We may require additional equity or debt financing for additional working capital for expansion, to consummate acquisitions or if we suffer significant losses. In the event of additional financing is unavailable to us, we may be unable to expand or make acquisitions and the price of our common stock may decline.

We have a substantial amount of debt, which may adversely affect our cash flows and our ability to operate our business.

As of December 31, 2008, we had secured and unsecured indebtedness of $8.8 million. Our indebtedness could have important consequences. For example, it could:

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

We may write off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances after an acquisition change. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2008 is $64.0 million as compared to stockholders’ equity of $123.0 million.

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

We have historically experienced and expect to continue to experience quarterly fluctuations in revenue and net income. Absent the impact and timing of acquisitions, our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•

the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires due to the end of the academic year for graduating resident physicians and the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•

fluctuations in patient encounters, which are impacted by hospital census, which can be volatile, physician productivity and seasonality due to the higher occurrence of illnesses such as flu and pneumonia in patient populations in the first quarter.

As a result of the fluctuations caused by these factors and due to the timing of acquisitions, our results of operations for any quarter are not indicative of results of operations for any future period or full year. These variations in our results of operations could contribute to volatility in the price of our common stock.

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

Our amended and restated certificate of incorporation authorizes our board of directors to designate by resolution, different classes and/or series of stock from the 15,000,000 shares of preferred stock authorized. Our board of directors is also empowered to fix the relative rights, preferences, privileges and limitations of each class or series of preferred stock. This means that our board of directors may issue shares of preferred stock with rights and preferences, including, among other things, dividend, liquidation, redemption and voting rights that are superior to the rights, preferences and privileges of the shares of our common stock. In addition, we may issue other securities, such as convertible promissory notes, that may have rights and preferences that are superior to those of the shares of our common stock. In addition, our board of directors has the ability, without further stockholder approval, to issue additional shares of our common stock and securities exercisable for, convertible into or exchangeable for shares of our authorized capital stock. The ability of our board of directors to designate the rights and preferences of the preferred stock could impede or deter an unsolicited tender offer, merger or takeover of our business, or make a change of control of our company difficult to accomplish. In addition, the issuance of shares of our common stock or other securities having rights and preferences superior to those of the shares of common stock being offered could reduce the value of our common stock.

We do not intend to pay cash dividends on our common stock, which means that capital appreciation, if any, of our common stock will be our stockholders’ only source of gain.

We do not intend to pay cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space in North Hollywood, California for our corporate headquarters. The lease will expire on June 30, 2011. In addition, we lease a number of administrative offices in connection with our regional offices in particular markets. We believe our present facilities are adequate to meet our current and projected needs. We do not view any of these leases or locations for administrative offices as material to our business. We expect to be able to renew each of our leases or lease comparable facilities on terms commercially acceptable to us.

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

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by existing stockholders, including 525,000 shares pursuant to an exercise by the underwriters of their over-allotment option. After the offering, there were 16,017,237 shares of our common stock outstanding.

Following is a table presenting the closing sales prices on the NASDAQ Global Market for a share of our common stock by fiscal quarter for fiscal year 2008:

	High	Low
4th Quarter	$24.59	$13.46
3rd Quarter	$28.11	$18.73
2nd Quarter	$23.84	$18.82
1st Quarter (beginning January 25, 2008)	$22.48	$16.57

Holders

As of February 26, 2009, we had 138 holders of record of our common stock, and the closing price on that date for our common stock was $17.03 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial position, among other factors. We expect to retain all of our earnings to finance the expansion and development of our business, and we currently have no plans to pay dividends in the foreseeable future. In addition, our existing credit facility limits, and any future debt agreements may restrict, our ability to pay dividends.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 25, 2008, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: NASDAQ Healthcare Index and Russell 2000 Index Total Return. The graph assumes an initial investment of $100 on January 25, 2008. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	1/25/08	Jan 2008	Feb 2008	Mar 2008	Apr 2008	May 2008	Jun 2008	Jul 2008	Aug 2008	Sep 2008	Oct 2008	Nov 2008	Dec 2008
IPC The Hospitalist Company, Inc.	$100	$102.64	$101.22	$96.58	$114.61	$111.78	$91.90	$105.24	$124.77	$125.51	$99.43	$85.22	$82.19
NASDAQ Health Services Index	$100	$101.94	$92.82	$92.77	$97.36	$98.85	$90.57	$97.14	$102.32	$99.38	$84.70	$76.98	$80.65
Russell 2000 Index Total Return	$100	$103.59	$99.74	$100.16	$104.36	$109.15	$100.75	$104.47	$108.24	$99.62	$78.90	$69.56	$73.60

NOTE: Data complete through last fiscal year.

NOTE: Peer group indices use beginning of period market capitalization weighting.

NOTE: Calculated (or derived) based from CRSP NASDAQ Health Services, Center for Research in Security Prices (CRSP®), Graduate  Copyright Zacks, Investment Research, Inc. 2009. Used with permission. All rights reserved.

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

The public offering price was $16.00 per share and $94.5 million in the aggregate. Underwriting discounts and commissions were $1.12 per share and $6.6 million in the aggregate. Proceeds after expenses to us were $13.99 per share and $46.2 million in the aggregate. Proceeds after expenses to the selling stockholders were $14.88 per share and $38.8 million in the aggregate.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by existing stockholders, including 525,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-151722), which the Commission declared effective on July 16, 2008. Credit Suisse and Jefferies & Company acted as lead underwriters.

The follow-on public offering price was $18.50 per share and $74.5 million in the aggregate. Underwriting discounts and commissions were $1.0175 per share and $4.1 million in the aggregate. Proceeds after expenses to us were $16.72 per share and $19.0 million in the aggregate. Proceeds after expenses to the selling stockholders were $17.4825 per share and $50.5 million in the aggregate.

We did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters’ over-allotment option. The net proceeds received by us in the initial public offering were $46.2 million and in the follow-on offering were $19.0 million as follows:

	Initial Public Offering	Follow-On Public Offering
Aggregate offering proceeds to the Company	$52,800,000	$21,002,000
Underwriting discounts and commissions	3,696,000	1,155,000
Offering expenses	2,940,000	865,000

Net proceeds to the Company	$46,164,000	$18,982,000

We used the net proceeds of the initial public offering to repay $14.1 million of our debt outstanding under our revolving credit facility, $11.1 million of which was outstanding on December 31, 2007, and intend to use the balance from the initial public offering and follow-on offering for general corporate purposes, including the acquisition of physician practices and working capital.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2008 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(dollars in thousands, except for per share data)
Consolidated Statements of Operations Data:
Net revenue	$91,668	$110,883	$148,098	$190,002	$251,179
Operating expenses:
Cost of services—physician practice salaries, benefits and other	62,660	78,966	109,332	136,960	181,850
General and administrative	24,351	27,587	32,330	37,874	44,701
Litigation loss and other claims(1),(2)	—	3,025	1,377	—	—
Depreciation and amortization	781	671	1,098	1,396	2,146

Total operating expenses	87,792	110,249	144,137	176,230	228,697

Income from operations	3,876	634	3,961	13,772	22,482
Investment income	161	342	233	397	604
Interest expense	(115)	(309)	(1,313)	(1,691)	(868)
Loss on fair value of preferred stock warrant liabilities(3)	—	(90)	(690)	(8,781)	—

Income before income taxes and cumulative effect of change in accounting principle	3,922	577	2,191	3,697	22,218
Income tax provision (benefit)(4)	283	(4,009)	413	4,564	8,664

Net income (loss) before cumulative effect of change in accounting principle	3,639	4,586	1,778	(867)	13,554
Cumulative effect of change in accounting principle	—	(941)	—	—	—

Net income (loss)	3,639	3,645	1,778	(867)	13,554
Accretion of redeemable convertible preferred stock(3)	—	(248)	(271)	(229)	—
Income allocable to preferred stockholders	(3,624)	(3,397)	(1,507)	—	(696)

Net income (loss) attributable to common stockholders	$15	$—	$—	$(1,096)	$12,858

Per share data:
Net income (loss) per share attributable to common stockholders—historical(5):
Basic	$0.02	$—	$—	$(0.64)	$0.88

Diluted	$0.01	$—	$—	$(0.64)	$0.87

Net income (loss) per share attributable to common stockholders— pro forma(6):
Basic	$0.36	$0.36	$0.17	$(0.08)	$0.89

Diluted	$0.35	$0.35	$0.16	$(0.08)	$0.88

Other Operating Data:
Number of patient encounters (in thousands)	1,065	1,302	1,747	2,153	2,790
Hospitalists at end of the year	292	421	432	546	659

Other Financial Information:
Net cash provided by (used in) operating activities	$9,378	$1,415	$(4,768)	$1,442	$14,368
Net cash (used in) provided by investing activities	(83)	(18,931)	754	(13,729)	(31,460)
Net cash provided by financing activities	299	8,758	3,239	13,317	47,510
Net increase (decrease) in cash and cash equivalents	9,594	(8,758)	(775)	1,030	30,418

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,479	$6,721	$5,946	$6,976	$37,394
Total assets	39,613	63,187	76,029	97,376	162,691
Total debt including current portion of long-term debt	1,000	11,458	14,451	26,822	8,839
Redeemable convertible preferred stock	43,231	42,731	43,002	—	—
Total stockholders’ (deficit) equity	(16,416)	(12,796)	(11,014)	43,017	122,947

(1)	In 2005, we recorded $3.0 million as a litigation loss related to a judgment resulting from an action brought by a former non-physician independent contractor. In December 2007, the judgment and accrued interest were paid in full.

(2)	During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the excess loss at the net present value of $1.3 million of which we paid $0.8 million during 2006 and the balance was paid in 2007. We also recorded additional legal fees related to the appeal of the judgment in connection with the action brought by a former non-physician independent contractor in 2005.

(3)	On October 29, 2007, our certificate of incorporation was amended to remove the redemption feature of our preferred stock. On such date, our redeemable convertible preferred stock was no longer redeemable and the warrants to purchase such stock were reclassified to permanent equity. Upon completion of our initial public offering, warrants held by our preferred stockholders were automatically converted into 609,197 shares of our common stock in a cashless exchange using the treasury stock method and the remaining warrants exercisable into 86,458 common shares, were classified as permanent equity. All remaining warrants were exercised as of October 2008.

(4)	Prior to 2005, we placed a full valuation allowance on our deferred tax assets (DTA) to reduce the DTA to the amount that we believed more than likely than not to be realized. During 2005, the valuation allowance, primarily related to net operating losses was partially reversed based on historical earnings and expected future income from operations adequate to recognize a significant portion of the DTA. During 2006, the remaining valuation allowance for consolidated entities that file consolidated tax returns was reversed for the same reasons as for 2005.

(5)	All per share data has been adjusted to reflect a 1-for-6.4 reverse stock split which was completed in January 2008.

(6)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2008, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with 659 hospitalists who provide hospitalist services at over 445 hospitals and medical facilities in eighteen states. We have had more than 6.6 million patient encounters since the beginning of 2006. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 170. Since the beginning of 2006, we have acquired twenty four practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, and we also contract with over 440 other physicians and non-physician providers, who provide episodic care as needed.

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

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $18,982,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and expenses of $865,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Acquisitions

During the year ended December 31, 2008, we acquired the assets of ten hospitalist physician practices for a total initial consideration of $20,658,000. In connection with these acquisitions, we recorded initial goodwill and related transaction costs of $17,693,000, furniture and equipment of $118,000 and other identifiable intangible assets of $2,847,000 consisting of physician, payor and hospital agreements.

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

Geographic Coverage and Revenue

During 2006, 2007 and 2008 approximately 74%, 71% and 67% respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Texas accounted for approximately, 25%, 27% and 26% of our net revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 95% of our net revenue primarily from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 5% of our net revenue from hospitals and other inpatient facilities for organizing and managing hospitalist programs or providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

Our affiliated hospitalists generally document and submit billing codes daily through the use of IPC-Link®. IPC-Link® captures all our patient demographic and clinical information for billing and submits this data electronically after a series of automated edits and manual review of any exceptions. Our automated edit procedures follow specific business rules to correct billing errors. We utilize a sophisticated tracking and monitoring system to obtain receipt of appropriate reimbursement from our payors and identify billing issues and trends early in the reimbursement process. Our monitoring system is able to identify when we are reimbursed less than what we are contracted to receive and report when we have not received appropriate payment or other issues have developed. Based on the information from our monitoring system, our collection department contacts third party payors to resolve billing issues and to expedite our collections. If we have a contractual relationship with the payor, we pursue the collection until the issue is resolved. If we are unable to collect from third-party payors and we do not have a contractual relationship with the payor, we bill the patient for the unpaid balance. We use outside service organizations to invoice and collect co-payments and/or deductibles from insured patients and discounted fees from uninsured, or self-pay, patients. After 120 days of internal collection efforts, we write off the unpaid accounts and send them to an outside collection agency.

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

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Medicare	46%	46%	45%
Medicaid	6%	5%	6%
Other third parties	39%	39%	42%
Self-pay patients	9%	10%	7%

	100%	100%	100%

The increase in the percentage of our self-pay patient encounters from the beginning of 2006 to the end of 2007 reflects the increase in our business related to coverage of emergency departments in hospitals. The decrease from 2007 to 2008 reflects better identification of sources of reimbursement for patient encounters and reduction in coverage of emergency departments in certain cases. The percentage of our net revenue related to self-pay patients is a significantly smaller percentage of our net revenues as much of these services are uncompensated.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and income from operations. Absent the impact and timing of acquisitions, our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•

the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires due to the end of the academic year for graduating resident physicians, the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•

fluctuations in patient encounters, which are impacted by hospital census, which can be volatile, and physician productivity and often reflect seasonality due to the higher occurrence of illnesses such as flu and pneumonia in patient populations in the first quarter.

We have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our hospitalists to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and the hiring and termination of our affiliated hospitalists.

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. In November 2008, the Centers for Medicare and Medicaid Services released the Medicare Physician Fee Schedule, which Medicare projected would increase the overall physician reimbursement rates by 1.1% effective January 1, 2009. However, the rate change resulted in an estimated overall 4.6% weighted average increase in the rates for the Medicare codes we use and an estimated overall 2.2% increase in our net patient revenue per encounter.

Professional Liability Rates

Medical malpractice insurance premium rates are affected by a variety of factors both internal, including our own loss experience and the associated defense costs, and external such as medical malpractice loss experience for internal medicine physicians which varies greatly across different regions. Other factors include varying state laws covering tort reform, the local climate for large jury awards, the rate of investment income and reinsurance costs, all of which can result in wide variations in premium rates not only from region to region, but also from year to year. Although our malpractice premium rates have remained relatively stable over the last three years, the factors discussed above could lead to variations in future costs.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and its affiliated professional organizations, which are managed under long-term management agreements. These management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. Based on the provisions of the agreements, we have determined that our affiliated professional organizations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised) (FIN 46(R)). Consequently, we consolidate the revenue and expenses of the affiliated professional organizations from the date of execution of the agreements.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payors, including governmental programs, such as Medicare and Medicaid, managed care organizations, insurance companies, hospitals and amounts due from patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by management to be uncollectible. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted. We also regularly analyze the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary.

The following table summarizes our accounts receivable aging by payor as of December 31, 2008 and December 31, 2007 (dollars in thousands):

		As of December 31, 2008
Payor	Days Aged	0-30	31-60	61-90	91-120	121+	Total
Medicare(1)		$7,752	$856	$539	$338	$509	$9,994
Medicaid		1,422	591	461	374	1,042	3,890
Other third parties		11,867	4,206	2,613	1,979	3,793	24,458
Private pay patients		308	269	262	167	143	1,149

Aged patient accounts receivable		$21,349	$5,922	$3,875	$2,858	$5,487	39,491

Less: Unposted cash(2)							(6,540)
Add: Unbilled revenue(3)							8,967
Add: Hospital contract & other receivables							2,556

Accounts receivable, net(4)							$44,474

		As of December 31, 2007
Payor	Days Aged	0-30	31-60	61-90	91-120	121+	Total
Medicare(1)		$7,323	$2,320	$1,846	$925	$1,270	$13,684
Medicaid		892	428	347	286	704	2,657
Other third parties		8,542	3,245	2,028	1,196	2,715	17,726
Private pay patients		537	478	445	348	553	2,361

Aged patient accounts receivable		$17,294	$6,471	$4,666	$2,755	$5,242	36,428

Less: Unposted cash(2)							(5,614)
Add: Unbilled revenue(3)							7,552
Add: Hospital contract & other receivables							1,128

Accounts receivable, net(4)							$39,494

(1)	The decrease in our accounts receivable from Medicare in 2008 compared to 2007 of $3.7 million reflects process improvements implemented in 2008 to enroll newly hired hospitalists into Medicare in a more timely manner.

(2)	Unposted cash represents cash receipts which have been deposited into our bank accounts but have not been posted to the aged accounts in our billing system.

(3)	Unbilled revenue represents the net revenue for hospitalist services that have been provided to patients but for which a bill has not yet been processed by us.

(4)	The increase in our accounts receivable in 2008 compared to 2007 of $5.0 million was a result of our revenue growth in 2008. Our days sales outstanding (DSO) decreased to 60 at December 31, 2008 from 69 at December 31, 2007. We calculate DSO using a three month rolling average of net revenues.

Goodwill and Other Intangible Assets

We record acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment, at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2006, 2007 and 2008, no impairment indicators were present and no impairment was recognized.

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

Preferred Stock Warrants

We applied the provisions of FASB Staff Position (FSP) No. 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, to our preferred stock warrants and, accordingly, recorded these preferred stock warrants at fair value. Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities in the consolidated balance sheet at fair value, and changes in the fair value during the period are recorded as a component of other income (expense).

We applied the transition provisions of FSP 150-5 beginning July 1, 2005, and recorded a cumulative effect adjustment as of that date, and in subsequent periods, we recorded the change in fair value of the warrants as a component of our other income (expense), and recorded accretion of our preferred stock as reduction to net income available to our common stockholders.

On October 29, 2007, we amended our Certificate of Incorporation to remove the redemption feature of our preferred stock. At that date, the warrants were reclassified in our balance sheet to equity. At the completion of our initial public offering in January 2008 warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our initial public offering into 32,143 shares of common stock in a cashless exchange using the treasury method. All remaining warrants were exercised in a cashless exchange using the treasury method into 31,726 shares of common stock as of October 2008.

Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows. We adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. We are currently assessing the effect of SFAS 157 on nonfinancial assets and nonfinancial liabilities on our financial statements.

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

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of operations information stated as a percentage of net revenue:

	Year Ended December 31,
	2006	2007	2008
Operating data—patient encounters	1,747,000	2,153,000	2,790,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services-physician practice salaries, benefits and other	73.8%	72.1%	72.4%
General and administrative	21.8%	19.9%	17.8%
Litigation loss and other claims	0.9%	0.0%	0.0%
Depreciation and amortization	0.8%	0.7%	0.8%

Total operating expenses	97.3%	92.7%	91.0%

Income from operations	2.7%	7.3%	9.0%
Investment income	0.2%	0.2%	0.2%
Interest expense	(0.9)%	(0.9)%	(0.4)%
Loss on fair value of preferred stock warrant liabilities	(0.5)%	(4.6)%	0.0%

Income before income taxes	1.5%	2.0%	8.8%
Income tax provision	0.3%	2.4%	3.4%

Net income (loss)	1.2%	(0.4)%	5.4%

Year ended December 31, 2008 compared to year ended December 31, 2007

Net revenue for the year ended December 31, 2008 was $251.2 million, an increase of $61.2 million, or 32.2%, from $190.0 million for the year ended December 31, 2007. Of this $61.2 million increase, $36.3 million, or 59.3% was attributable to same-market area growth and $24.9 million was attributable to revenue generated from completed acquisitions during 2008 and 2007. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. Same-market area net revenue increased 20.1% primarily as the result of a 16.6% increase in patient encounters. Overall net revenue per encounter increased by 2.1%, primarily as a result of an increase in revenue from hospital contracts and increases in net patient revenue per encounter primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the year ended December 31, 2008 were $181.9 million or 72.4% of net revenue compared to $137.0 million or 72.1% of net revenue for the year ended December 31, 2007. These costs increased by $44.9 million or 32.8%. Same-market area physician costs increased a total of $26.6 million, or 20.3% of which $6.4 million was primarily the result of increased salaries, practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $20.2 million was from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $18.4 million is attributable to physician costs associated with new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of lower physician productivity in new practices under development.

General and administrative expenses increased $6.8 million, or 17.9%, to $44.7 million, or 17.8% of net revenue, for the year ended December 31, 2008, as compared to $37.9 million, or 19.9% of net revenue for the year ended December 31, 2007. The increase is the result of a combination of increased costs as a public company, increased stock compensation expense and increased costs to support the continuing growth of our operations, and our acquisitions, including the addition of new regional offices to support our geographic expansion. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.7 million to $2.1 million for the year ended December 31, 2008, as compared to $1.4 million for the year ended December 31, 2007. This increase is attributable to depreciation related to added computer hardware and software, and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $8.7 million, or 63.0% to $22.5 million for the year ended December 31, 2008, as compared to $13.8 million for the same period in the prior year. Our operating margin increased to 9.0% for the year ended December 31, 2008 from 7.3% for the year ended December 31, 2007. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.9 million for the year ended December 31, 2008, as compared to interest expense of $1.7 million for the year ended December 31, 2007. The decrease in interest expense is primarily attributable to the pay-off of balances outstanding on our revolving credit agreement with proceeds from our initial public offering in January 2008.

Our effective tax rate for the year ended December 31, 2008 was 39.0% compared to 42.0% for the year ended December 31, 2007, excluding the nondeductible loss of $8.8 million we incurred related to the change in the fair value preferred stock warrant liabilities in 2007, a benefit from utilization of net operating losses that were subject to a valuation allowance from separate tax filing entities, and a rate change benefit applicable to federal deferred tax assets. The 2008 effective tax rate includes a state enterprise zone tax credit, which reduced the 2008 state effective tax rate by approximately 2.0%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2009, we expect our 2009 effective income tax rate to be approximately 40.0%.

Net income increased to $13.6 million for the year ended December 31, 2008, as compared to a net loss of $0.9 million for the year ended December 31, 2007 and our net income margin increased to 5.4% from a negative 0.5% for the same period in the prior year. During 2007, we recorded a loss of $8.8 million related to the change in the fair value of preferred stock warrant liabilities. Excluding such loss in 2007, our net income margin was 4.2%. The net income margin increase to 5.4% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Year ended December 31, 2007 compared to year ended December 31, 2006

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

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions and our regional and market-area administrative offices. General and administrative expenses increased $5.6 million, or 17.1%, to $37.9 million, or 19.9% of revenue, for the year ended December 31, 2007, as compared to $32.3 million, or 21.8% of revenue for the year ended December 31, 2006. This $5.6 million increase is primarily attributable to increased salaries, benefits, corporate and regional incentive compensation, technology costs and increased travel to support the continuing growth of our operations and our acquisitions. In addition, we incurred increased costs as we prepared to become a public company. The decline in general and administrative expenses as a percentage of revenue is due to the effective management of such expenses as we grew our operations in 2007.

Depreciation and amortization expense increased by $0.3 million, or 27.2%, to $1.4 million for the year ended December 31, 2007, as compared to $1.1 million for the year ended December 31, 2006. This increase is primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $9.8 million, or 247.7%, to $13.8 million, as compared to $4.0 million for the same period of the prior year. Our operating margin increased to 7.3% for the year ended December 31, 2007 from 2.7% for the year ended December 31, 2006. The increase in operating margin is directly attributable to the decrease in physician practice costs as a percentage of revenue and the reduction in general and administrative expenses as a percentage of revenue.

We recorded interest expense of $1.7 million for the year ended December 31, 2007, as compared to interest expense of $1.3 million for the year ended December 31, 2006. The increase in interest expense is primarily due to increased borrowings under our revolving credit facility to fund acquisitions.

Our effective income tax rate for the year ended December 31, 2007 was 123.4% compared to 18.8% for the year ended December 31, 2006. The substantial rate increase in 2007 was primarily due to the $8.8 million nondeductible loss we incurred on the change in the fair value of preferred stock warrant liabilities in 2007, as compared to $0.7 million recorded in 2006. Excluding this nondeductible loss, our effective tax rate would have been 36.6% for the year ended December 31, 2007 and 14.3% for 2006. The adjusted 2006 effective tax rate includes a benefit from release of the valuation allowance. The 2007 effective tax rate excluding the nondeductible loss noted above is lower than we expect in future periods due to a 2007 benefit recognized for the reduction of a FIN 48 liability, the benefit from utilization of net operating losses subject to a valuation allowance from separate tax filing entities, and a rate change applicable to federal deferred tax assets. Our effective tax rate excluding the items noted above was approximately 42% for the year ended December 31, 2007 and 45% for the year ended December 31, 2006.

Net income decreased to a net loss of $0.9 million for the year ended December 31, 2007, as compared to $1.8 million net income for the year ended December 31, 2006 and our net income margin decreased to a negative 0.4% from a positive 1.2% for the same period. The net income margin decrease is primarily the result of the recognition of the loss on fair value of the warrant liability offset by the reduction in physician practice costs as a percent of revenue and leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

In January 2008, we completed our initial public offering which resulted in net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds to pay off the outstanding balance of $14.1 million under the revolving portion of our credit agreement.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by existing stockholders. We received net proceeds of $18,982,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and expenses of $865,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding. At December 31, 2008, we had outstanding borrowings of $8.8 million on our term loan and other financings, a letter of credit of $0.1 million outstanding under our $30.0 million revolving credit agreement and $37.4 million in cash and cash equivalents.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008 was $14.4 million compared to $1.4 million provided by operations for the same period of 2007. Operating cash flow from changes in working capital for the year ended December 31, 2008 increased by $7.2 million. Accounts receivable increased by $5.0 million during the year ended December 31, 2008. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 60 DSO as of December 31, 2008 compared to 69 DSO as of December 31, 2007. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $2.1 million for the 2008 period compared to an increase of $3.2 million for the 2007 period. The decrease was primarily the result of funding of $1.8 million in prepaid IPO costs from our public stock offering in January 2008.

Net cash used in investing activities was $31.5 million for the year ended December 31, 2008, compared to net cash used in investing activities of $13.7 million for the same period in 2007. Cash of $29.9 million was used in 2008 for acquisitions of physician practices and earn-out payments on 2008 and prior years acquisitions compared to $15.3 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software and office furnishings.

For the year ended December 31, 2008, net cash provided by financing activities was $47.5 million, compared to $13.3 million for the year ended December 31, 2007. During 2008, we completed our initial public offering and a follow-on offering which resulted in aggregate net proceeds of $65.2 million to us after payment of underwriting discounts and commissions and offering expenses. These proceeds were offset by debt payments of $18.0 million, of which $14.1 million paid off the outstanding balance under the revolving portion of our credit agreement shortly after our initial public offering in January 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net cash provided by operating activities was $1.4 million for 2007 compared to $4.8 million used in operations for 2006. Operating cash flow from changes in working capital for the year ended December 31, 2007 increased by $0.9 million primarily reflecting improved collections on accounts receivable, increase in accrued compensation because of the timing of the year-end payroll, both offset by a $3.6 million payment in December 2007 for a lawsuit. During 2007, we reduced the time to collect our accounts receivable as our new billing system which was installed in 2006 was fully implemented. Our DSO declined from 72 at December 31, 2006 to 69 at December 31, 2007. Increases in malpractice self insurance, accounts payable and patient refunds and the increase in accrued compensation are all primarily related to the increase in the number of physicians and patient volumes between the periods.

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

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital and to fund practice acquisitions, and capital expenditures. Our outstanding principal balance under the term loan portion of the Credit Facility as of December 31, 2008 was $7.8 million and as of December 31, 2007 was $11.1 million. As of December 31, 2007 and 2008, we had $18.9 million and $29.9 million, respectively, available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. Our outstanding principal balance under the term loan portion of the Credit Facility as of December 31, 2008 was $7.8 million and we had a letter of credit of $0.1 million outstanding under the $30.0 million revolving line of credit. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2008, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2008:

	Due in Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt and capital leases(1)	$3,838	$3,299	$2,303	$—	$—	$—	$9,440
Operating lease obligations	1,826	1,554	812	280	44	5	4,521
Acquisition earn-out payments(2)	2,476	—	—	—	—	—	2,476
Medical malpractice reserves—self-insured retention(3)	363	508	259	76	27	189	1,422

Sub-total contractual obligations	8,503	5,361	3,374	356	71	194	17,859
Medical malpractice reserve—claims-made basis(3)	176	1,240	2,372	2,416	1,910	2,223	10,337

Total contractual obligations and reserves	$8,679	$6,601	$5,746	$2,772	$1,981	$2,417	$28,196

(1)	Amounts include outstanding balances at December 31, 2008 plus estimated interest costs assuming rates in effect on such date varying from 6.43% to 8.51%. In late January 2008, after our initial public offering, we paid the balance of our revolving line of credit of $14.1 million, $11.1 million of which was outstanding at December 31, 2007.

(2)	As of March 2, 2009, we paid $1.0 million of additional consideration that was accrued at December 31, 2008, related to the acquisition of various hospitalist physician practices in 2007. In addition to the initial consideration paid pursuant to certain other asset purchase agreements entered into during the year ended December 31, 2008, additional future consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments which are not included in this table are estimated to be approximately $5.0 million and the majority of such payments are expected to be made during 2009, with the remaining amounts to be paid in early 2010. Such additional consideration is not contingent upon the future employment of the sellers.

(3)	We are self-insured up to certain limits for costs associated with professional liability claims. We establish reserves that we expect to pay for the self-insurance retention. Our malpractice policies are on a claims-made basis, consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. So long as we maintain third party malpractice insurance policies, the claims in excess of self-insured retention will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 1.5% to 2.0% or the base rate plus the applicable margin as defined in the agreements. The base rate is a daily floating rate based on most recently announced by our lender, as its “prime rate,” whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under the term loan portion of our Credit Facility of $7.8 million at December 31, 2008. The impact of a 1.0% increase on short-term interest rates would result in an increase in interest expense of approximately $0.1 million annually and a decrease in net income of approximately $0.05 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2008, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 52.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2007 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2009

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	As of December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$6,976	$37,394
Accounts receivable, net	39,494	44,474
Prepaid expenses and other current assets	10,203	8,081

Total current assets	56,673	89,949
Furniture and equipment, net	2,189	2,452
Goodwill	34,754	63,893
Other intangible assets, net	808	2,905
Deferred tax assets, net	2,952	3,492

Total assets	$97,376	$162,691

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,667	$4,664
Accrued compensation	12,382	11,232
Payables for practice acquisitions	292	2,476
Medical malpractice and self-insurance reserves, current portion	951	539
Deferred tax liabilities	45	481
Short-term debt and current portion of capital leases	7,029	3,471

Total current liabilities	25,366	22,863
Long-term debt and capital leases, less current portion	19,793	5,368
Medical malpractice and self-insurance reserves, less current portion	8,900	11,220
Other long-term liabilities	300	293

Total liabilities	54,359	39,744
Stockholders’ equity:
Convertible preferred stock, Series A, B, C, and D $0.001 par value, 64,905,826 shares authorized, 57,761,235 shares issued and outstanding in 2007; liquidation preference of $43,230,532 in 2007, none in 2008	57	—
Preferred stock, $0.001 par value, 294,174 and 15,000,000 shares authorized in 2007 and 2008, respectively, none issued	—	—
Common stock, $0.001 par value, 87,300,000 and 50,000,000 shares authorized in 2007 and 2008, respectively, 1,878,382 and 16,068,835 shares issued and outstanding in 2007 and 2008, respectively	2	16
Additional paid-in capital	55,605	122,024
(Accumulated deficit) retained earnings	(12,647)	907

Total stockholders’ equity	43,017	122,947

Total liabilities and stockholders’ equity	$97,376	$162,691

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Operations

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2006	2007	2008
Net revenue	$148,098	$190,002	$251,179
Operating expenses:
Cost of services—physician practice salaries, benefits and other	109,332	136,960	181,850
General and administrative	32,330	37,874	44,701
Litigation loss and other claims	1,377	—	—
Depreciation and amortization	1,098	1,396	2,146

Total operating expenses	144,137	176,230	228,697

Income from operations	3,961	13,772	22,482
Investment income	233	397	604
Interest expense	(1,313)	(1,691)	(868)
Loss on fair value of preferred stock warrant liabilities	(690)	(8,781)	—

Income before income taxes	2,191	3,697	22,218
Income tax provision	413	4,564	8,664

Net income (loss)	1,778	(867)	13,554
Accretion of redeemable convertible preferred stock	(271)	(229)	—
Income allocable to preferred stockholders	(1,507)	—	(696)

Net income (loss) attributable to common stockholders	$—	$(1,096)	$12,858

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Basic	$—	$(0.64)	$0.88

Diluted	$—	$(0.64)	$0.87

Net income (loss) per share attributable to common stockholders—pro forma:
Basic	$0.17	$(0.08)	$0.89

Diluted	$0.16	$(0.08)	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except for per share data)

			Series A		Series B		Series C		Series D			(Accumulated Deficit) Retained Earnings
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional Paid-in Capital		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2006	1,161,403	$1	—	$—	—	$—	—	$—	—	$—	$(248)	$(12,549)	$(12,796)
Issuance of common stock	124,236	—	—	—	—	—	—	—	—	—	150	—	150
Repurchase of common stock	(41,382)	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	196	—	196
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	26	—	26
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(271)	(271)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,778	1,778

Balance at December 31, 2006	1,244,257	1	—	—	—	—	—	—	—	—	27	(11,042)	(11,014)
Issuance of common stock	637,458	1	—	—	—	—	—	—	—	—	499	—	500
Repurchase of common stock	(3,333)	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	455	—	455
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	91	—	91
Reclassification of convertible preferred stock	—	—	10,318,866	10	17,893,968	18	11,139,850	11	18,408,551	18	43,173	—	43,230
Warrant fair value	—	—	—	—	—	—	—	—	—	—	11,369	—	11,369
Adjustment to initially apply FIN 48 (see Note 4)	—	—	—	—	—	—	—	—	—	—	—	(509)	(509)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(867)	(867)

Balance at December 31, 2007	1,878,382	2	10,318,866	10	17,893,968	18	11,139,850	11	18,408,551	18	55,605	(12,647)	43,017
Initial public offering of common stock, net of $6,636 of offering costs	3,300,000	3	—	—	—	—	—	—	—	—	46,161	—	46,164
Conversion of preferred stock to common stock in connection with initial public offering	9,025,195	9	(10,318,866)	(10)	(17,893,968)	(18)	(11,139,850)	(11)	(18,408,551)	(18)	—	—	(48)
Issuance of common stock for warrants exercised on a cashless basis in connection with initial public offering	641,340	1	—	—	—	—	—	—	—	—	—	—	1
Follow-on public offering of common stock, net of $2,020 of offering costs	1,135,231	1	—	—	—	—	—	—	—	—	18,981	—	18,982
Issuance of common stock	88,687	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	454	—	454
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	881	—	881
Net income	—	—	—	—	—	—	—	—	—	—	—	13,554	13,554

Balance at December 31, 2008	16,068,835	$16	—	$—	—	$—	—	$—	—	$—	$122,024	$907	$122,947

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2006	2007	2008
Operating activities
Net income (loss)	$1,778	$(867)	$13,554
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,098	1,396	2,146
Stock-based compensation expense	26	91	881
Tax liability reduction for uncertain tax positions	—	—	(7)
Deferred income taxes	33	1,336	(103)
Revaluation of preferred stock warrant liabilities	690	8,781	—
Changes in assets and liabilities:
Accounts receivable	(10,667)	(7,976)	(4,980)
Prepaid expenses and other current assets	(3,243)	(3,382)	2,122
Accounts payable	1,211	(344)	(3)
Accrued compensation	912	4,159	(1,150)
Medical malpractice and self-insurance reserves	2,821	1,846	1,908
Accrued litigation loss and other claims	573	(3,598)	—

Net cash (used in) provided by operating activities	(4,768)	1,442	14,368

Investing activities
Acquisitions of physician practices	(3,257)	(15,303)	(29,921)
Sale of short-term investments, net	5,251	—	—
Purchase of furniture and equipment	(1,240)	(926)	(1,539)
Elimination of cash restriction by lender	—	2,500	—

Net cash provided by (used in) investing activities	754	(13,729)	(31,460)

Financing activities
Proceeds from (repayments of) long-term debt and capital leases, net	2,992	12,371	(17,986)
Net proceeds from issuance of common and preferred stock	51	491	65,042
Excess tax benefits from stock-based compensation	196	455	454

Net cash provided by financing activities	3,239	13,317	47,510

Net (decrease) increase in cash and cash equivalents	(775)	1,030	30,418
Cash and cash equivalents, beginning of year	6,721	5,946	6,976

Cash and cash equivalents, end of year	$5,946	$6,976	$37,394

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,046	$2,021	$827

Income taxes	$1,485	$4,234	$7,764

Acquisitions of physician practices consisted of the following:
Acquired assets:
Goodwill and intangible assets	$4,848	$13,429	$31,987
Furniture and equipment	—	—	118
Accrued consideration	(1,591)	1,874	(2,184)

Net cash paid for acquisitions	$3,257	$15,303	$29,921

Accretion of redeemable convertible preferred stock	$(271)	$(229)	$—

Reclassification of convertible preferred stock to equity	$—	$43,231	$—

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Operations and Significant Accounting Policies

Business

IPC The Hospitalist Company, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The physicians are primarily full-time employees of our subsidiaries or consolidated professional medical corporations, although part-time and temporary physicians are also employed or contracted on an as-needed basis.

Reverse Stock Split and Amended and Restated Certificate of Incorporation

In January 2008, we completed a 1-for-6.4 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of our convertible preferred stock to a 6.4:1 ratio. In addition, we adopted an Amended and Restated Certificate of Incorporation, which provides that our authorized capital stock consists of 50 million shares of common stock, $0.001 par value per share, and 15 million shares of preferred stock, $0.001 par value per share.

Initial Public Offering and Follow-On Public Offering

On January 30, 2008, we completed our initial public offering (IPO) for the sale of 5,905,000 shares of our common stock at a price of $16.00 per share. Of these shares 3,300,000 were newly issued shares sold by us, and 2,605,000 were shares sold by existing stockholders. We received net proceeds of $46,164,000 after deducting underwriting discounts and commissions of $3,696,000 and other fees and expenses of $2,940,000. As discussed further in Note 8, upon completion of our IPO, all of our preferred stock, and a majority of our warrants converted to common stock. Immediately after the offering, and including the conversion of the preferred stock and warrants, there were 14,844,934 shares of our common stock outstanding.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock at a price of $18.50 per share. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by certain of our existing stockholders. We received net proceeds of $18,982,000 after deducting underwriters’ discounts and commissions of $1,155,000 and fees and expenses of $865,000. Immediately after the offering, there were 16,017,237 shares of our common stock outstanding.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements (the Professional Medical Corporations). Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In states that have these restrictions, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC. Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the professional medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

We operate in a regional operating structure. The results of our regional operations are aggregated into a single reportable segment for purposes of presenting financial information as outlined in FASB Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Revenue

Net revenue consists of fees for medical services provided by our affiliated hospitalists under fee-for-service, case rate and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies, and hospitals. Net revenue is reported on the accrual basis in the period in which services are provided, at rates that reflect the amount expected to be collected. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, the payor mix, age of receivables, historical cash collection experience and other relevant information. Revenue related to patient responsibility accounts is recorded at amounts reasonably assured of collection, which is net of a provision for uncollectible accounts. During the years ended December 31, 2006, 2007 and 2008, we recorded a provision for uncollectible accounts of $5,119,000, $6,649,000, and $8,498,000, respectively. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted.

During the years ended December 31, 2006, 2007 and 2008, approximately 52%, 51% and, 51%, respectively, of our patient volume was from Medicare and Medicaid programs.

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Our cash and cash equivalents consisted of bank deposits, money market accounts and short-term securities with maturities of three months or less. Effective January 1, 2008, our cash equivalents are subject to the provisions of SFAS No.157, Fair Value Measures (SFAS 157). Under SFAS 157, we are required to measure the fair value of our financial assets using a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). Based on this hierarchy, we determined the fair value of our cash equivalents using quoted market prices using Level 1 inputs, under SFAS 157.

Restricted Cash

Restricted cash consisted of the minimum deposit amount that we were required to maintain with our lender prior to amending our Credit Facility in October 2007. In accordance with our amended Credit Facility, we are no longer required to maintain a minimum deposit with our lender.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated to be uncollectible. At December 31, 2007 and 2008, we recorded an allowance for uncollectible accounts of $2,972,000, and $3,323,000, respectively. Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. Receivables from Medicare and Medicaid programs made up approximately 45% and 35% of the net accounts receivable at December 31, 2007 and 2008, respectively.

Furniture and Equipment

Furniture and equipment are stated on the basis of cost or fair value on the date of practice acquisition. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of items under capital leases is provided using the straight-line method over the lease period. The depreciable life is generally three years for equipment and software, seven years for furniture, and the lesser of the useful life or lease period for leasehold improvements.

At December 31, furniture and equipment consisted of the following (dollars in thousands):

	2007	2008
Furniture	$1,209	$1,432
Computer equipment and software	5,502	6,592
Office equipment	1,352	1,535
Leasehold improvements	169	331

	8,232	9,890
Less: Accumulated depreciation and amortization	(6,043)	(7,438)

	$2,189	$2,452

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for furniture and equipment, including the amortization of assets recorded under capital leases, was $870,000, $1,042,000 and $1,395,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

We review and evaluate goodwill and other intangible assets for impairment on an annual basis at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of the Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2006, 2007 and 2008, no impairment indicators were present and no impairment was recognized.

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis with a portion of self-insurance retention. Claims-made coverage covers only those claims reported during the policy period. In December 2008, we renewed our annual professional liability insurance policy for 2009, effective January 1, 2009. Unlike our claims-made policy in effect in 2008 that contained a self-insurance retention, the 2009 claims-made policy provides first dollar coverage on new claims reported in 2009. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2009 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for IBNR based upon actuarial loss projections using our historical loss experience. At December 31, 2007 and 2008, we accrued liabilities totaling $9,851,000 and $11,759,000, respectively, for potential future uninsured claims, including a provision for IBNR not covered under our claims-made insurance policy.

Stock-Based Compensation

At December 31, 2008, we had three stock-based employee compensation plans, which are described more fully in Note 6 to the Consolidated Financial Statements. We account for these plans under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which we adopted effective January 1, 2006 using the prospective-transition method. Compensation cost recognized in 2007 and 2008 includes amounts for awards that are outstanding on the adoption date that are subsequently modified and amounts for all awards granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued liabilities short and long-term debt and other liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of other long-term obligations, including borrowings under our Credit Facility, approximated their fair values based on borrowing rates and terms currently available to us for instruments with similar terms and remaining maturities as of December 31, 2007 and 2008.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows. We adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. We are currently assessing the effect of SFAS 157 on nonfinancial assets and nonfinancial liabilities on our financial statements.

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Goodwill and Other Intangible Assets

During the year ended December 31, 2008, we acquired the assets of ten hospitalist physician practices and in connection with these acquisitions, we recorded goodwill, furniture and equipment and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration, the asset purchase agreements generally provide for additional future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The amounts of such payments, if any, will be recorded as additional goodwill; however such amounts cannot be determined until their respective measurement dates.

The following table summarizes the total amounts related to the acquisition of hospitalist practices for 2008 (dollars in thousands):

	Goodwill	Intangible Assets	Furniture & Equipment	Total
Initial consideration and related transaction costs	$17,693	$2,847	$118	$20,658
Earn-outs	11,447	—	—	11,447

Total acquired assets	29,140	2,847	118	32,105
Less net change in payables for practice acquisitions	(2,184)	—	—	(2,184)

Net cash paid for acquisitions	$26,956	$2,847	$118	$29,921

At December 31, other intangible assets consist of the following (dollars in thousands):

	2007	2008
Non-compete agreements	$760	$1,059
Hospital contracts	690	3,238

	1,450	4,297
Less: Accumulated amortization	(642)	(1,392)

	$808	$2,905

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 1.8 years at December 31, 2008. Amortization expense for identifiable intangible assets was $227,000, $353,000 and $751,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future estimated aggregate amortization expenses are as follows (dollars in thousands):

2009	$837
2010	716
2011	448
2012	350
2013	350
2014	204

$2,905

3. Debt and Capital Leases

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2008, we were in compliance with such financial covenants and restrictions.

In January 2008, we used a portion of the proceeds from our initial public offering to pay down the outstanding balance of our revolving line of credit of $14,140,000. As of December 31, 2008, our principal balance under the term loan portion of the Credit Facility was $7,800,000 and we had a letter of credit of $100,000 outstanding under the $30,000,000 revolving line of credit.

Interest costs and unused commitment fees for the years ended December 31, are comprised of the following (dollars in thousands):

	2006	2007	2008
Interest costs	$1,266	$1,643	$796

Unused commitment fees	$47	$49	$72

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, debt and capital leases consist of the following (dollars in thousands):

	2007	2008
Revolving line of credit, secured by personal property with interest at rates ranging from 6.34% to 7.43%, repaid with IPO proceeds in January 2008	$11,140	$—
Term loan, secured by personal property with interest at rates ranging from 2.91% to 6.43%, due on September 15, 2011	9,750	7,813
Loan agreements, secured by personal property, payable in monthly installments through December 2010, with interest at rates ranging from 6.51% to 8.51%	1,933	1,026
Medical malpractice liability policy obligations with interest rates ranging from 6.65% to 7.30% secured by the policy, payable in monthly installments through December 2008	3,999	—

	26,822	8,839
Less: Current portion	(7,029)	(3,471)

Long-term debt, long-term portion	$19,793	$5,368

Future maturities under long-term debt are as follows (dollars in thousands):

2009	$3,471
2010	3,107
2011	2,261

$8,839

4. Income Taxes

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

The income tax provision for the years ended December 31, is comprised of the following (dollars in thousands):

	2006	2007	2008
Current:
Federal	$202	$2,292	$7,398
State	178	936	1,374

Total current	380	3,228	8,772
Deferred:
Federal	(41)	1,004	(100)
State	74	332	(8)

Total deferred	33	1,336	(108)

Total provision	$413	$4,564	$8,664

The 2006, 2007 and 2008 current tax provisions include $196,000, $455,000 and $454,000, respectively, of tax benefit from stock compensation recorded to additional paid-in capital.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our consolidated professional medical corporations are not consolidated for tax return purposes. Included in state taxes net of federal provision in the table below are the related effects of the separate return filing requirements. A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2006	2007	2008
Statutory federal tax provision	34.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State taxes net of federal benefit	9.32%	23.00%	3.97%
Change in valuation allowance	(37.33)%	(7.67)%	(0.12)%
Change in federal deferred rate	—	(4.47)%	—
Fair value of preferred stock warrants	10.71%	80.76%	—
Permanent differences and other	2.15%	2.52%	0.18%
Recognition of FIN 48 tax benefits	—	(5.69)%	(0.03)%

Income tax provision	18.85%	123.45%	39.00%

Prior to 2006, a valuation allowance was placed on a significant portion of the deferred tax assets due to historical losses. During 2006, the remaining valuation allowance for consolidated entities that file consolidated tax returns was reversed based on continued earnings and expected future income from operations. The benefit recognized from the reversal of the valuation allowance resulted in a reduction of income tax expense. Certain of our consolidated professional medical corporations are not consolidated for tax return purposes and the deferred tax assets of many of these professional corporations continued to be subject to a valuation allowance as of December 31, 2006. During 2007, the valuation allowance on consolidated professional corporations that file separate tax returns was partially reversed based on the historical and current year earnings and expected future earnings. This reduction of valuation allowance combined with the adjustment to the federal rate applicable to deferred tax assets reduced our 2007 effective tax rate. However, our 2007 effective tax rate was unfavorably impacted by the nondeductible expense from recording the change in fair value of preferred stock warrant liabilities. The state tax impact of this unfavorable item in 2007 was reported in the state rate.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consist of the following (dollars in thousands):

	2007	2008
Deferred tax assets:
Net operating loss (NOL) and suspended loss carryforwards	$809	$870
Allowance for uncollectible accounts	1,278	1,429
Accrued vacation	335	444
IBNR accrual	4,236	5,057
Stock based compensations	38	367
State taxes	—	129
Other	20	52

Total deferred tax assets	6,716	8,348
Less: Valuation allowance	(347)	(329)

Deferred tax assets, net	$6,369	$8,019
Deferred tax liabilities:
Prepaid insurance	(1,916)	(2,235)
Depreciation and amortization	(1,543)	(2,773)
State taxes	(3)	—

Total deferred tax liabilities	(3,462)	(5,008)

Total net deferred tax asset	$2,907	$3,011

We evaluate the recoverability of our deferred tax assets based on operations. The remaining valuation allowance relates to consolidated professional corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized.

As of December 31, 2008 we have federal NOL carryforwards of $2,293,000, which begin to expire in 2019, and state NOL carryforwards of $842,000, which begin to expire in 2014. Federal NOLs of $1,563,000 incurred before 1999 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. At December 31, 2008 we had $325,000 of gross unrecognized tax benefits (UTB), of which $259,000 would reduce the effective tax rate if recognized.

Following is a tabular reconciliation of the gross UTB activity during 2008 (dollars in thousands):

Reconciliation of Gross Unrecognized Tax Benefits
Balance at January 1, 2008 excluding interest and penalties of $49	$352
Increases—tax positions taken in prior years	—
Decreases—tax provisions taken in prior years	—
Current year tax positions	—
Settlements	—
Lapse of statute of limitations	(27)

Balance at December 31, 2008 excluding interest and penalties of $76	$325

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 we have accrued a total of $76,000 of interest and penalties related to uncertain tax positions.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The statute for tax years 1997—2002 is closed other than being subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. The Internal Revenue Service completed its examination of the Company’s 2005 and 2006 tax year and no adjustments were proposed.

We do not believe the amount of UTB as of December 31, 2008 will significantly increase or decrease within 12 months.

5. Defined Contribution Plan

In 1998, we adopted a 401(k) plan, InPatient Consultants Management, Inc. Savings Plan (the Plan). The Plan is a defined contribution plan covering substantially all employees. Employees are eligible to participate in the Plan on the first day of the month following completion of one month of service. During 2007 the Plan was amended to change its name to IPC The Hospitalist Company, Inc. 401(k) Plan, to increase the amount we contribute to 50% of the first 7% of the participant’s contributions, and effective July 1, 2007 to reduce the vesting period to one year. In January 2008 we further amended the Plan to provide for automatic enrollment of all new hires and existing employees not enrolled and to change the eligibility date to 60 days following an employee’s date of hire. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. Expense recognized in connection with our contributions amounted to approximately $1,719,000, $2,422,000 and $3,597,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

6. Stock-Based Compensation

At December 31, 2008, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and 2007 Equity Participation Plan (2007 Plan). The shares reserved for issuance pursuant to these three plans have been adjusted to reflect the 1-for-6.4 reverse stock split, which was completed in January 2008. We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan and 531,250 common shares for issuance pursuant to the 2002 Plan. Pursuant to the 2007 Plan, which was adopted in June 2007, 234,375 shares of our common stock were authorized for initial issuance, which amount was increased by 371,123 upon the consummation of our initial public offering in January 2008 and, each calendar year thereafter until 2013, the number of shares authorized for issuance under the 2007 Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of December 31, 2008, 188,675 shares of our common stock were available for issuance under the 2007 Plan.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS 123(R), which was adopted on January 1, 2006, using the prospective-transition method.

All options granted during the years ended December 31, 2006 and 2007 and all options granted in January 2008 prior to our IPO on January 25, 2008, were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants. As a result of our IPO, we revised our

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of the fair value of common stock for financial accounting purposes for options granted in November 2007, based upon the offering price, after giving effect to a discount for lack of marketability. Our stock-based compensation expense for the year ended December 31, 2007 includes consideration of the revised fair value of common stock for the options granted in November 2007. Subsequent to our IPO, all options have been issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant.

Stock-based compensation expense for the year ended December 31, 2006, 2007 and 2008 was $26,000, $91,000 and $881,000, respectively, and such expense is included in general and administrative expenses. Stock based compensation expense for the year ended December 31, 2008 includes $77,000 of stock compensation expense related to the Nonqualified Employee Stock Purchase Plan described in Note 7. As of December 31, 2008, there was $2,231,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Risk-free interest rate	5.0%	4.05 – 4.94%	2.33%
Expected volatility	35.0%	37.0%	37.0%
Expected option life (in years)	6.25	6.25	6.20
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with Securities Exchange Commission Staff Accounting Bulletin (SAB) No. 107, as amended by SAB No. 110.

The following table summarizes activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the year ended December 31, 2008 (dollars in thousands, except for per share data).

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding at January 1, 2008	446,175	$3.07			$1.81
Changes during year:
Granted	352,172	18.23			7.47
Exercised	(68,315)	2.15			0.75
Forfeited	(51,600)	7.16			4.77

Options outstanding at December 31, 2008	678,432	$10.71	8.30	$4,689	$4.64

Options exercisable at December 31, 2008	218,684	$4.82	7.08	$2,678	$2.09

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted for the year ended December 31, 2008 was $7.47. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $1,256,000.

See Note 8 for information on warrants issued to purchase Preferred Stock.

7. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan (ESPP), which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock will be made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For year 2008, the offering period was for six months and the annual deductions reduced by 50%. Stock purchases were made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the NASDAQ Global Market) of a share of our common stock on the first or last day of the offering period, whichever is less. Since the fair market value was less on the last day of the offering period, the difference in the per share price was refunded to the participants. We account for the plan in accordance with SFAS 123(R). For the year ended December 31, 2008, share based expense relating to the ESPP was $77,000 and is included in general and administrative expenses.

8. Redeemable Convertible Preferred Stock

During 2007, we had four series of authorized and outstanding redeemable convertible preferred stock (Preferred Stock Series): Series A, Series B, Series C and Series D; and warrants to purchase shares of preferred stock. Upon our IPO in January 2008, all Preferred Stock Series shares converted to 9,025,195 shares of common stock and warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our initial public offering into 32,143 shares of common stock in a cashless exchange using the treasury method. All remaining warrants were exercised as of October 2008.

Prior to October 29, 2007 the Preferred Stock Series had a redemption feature. Pursuant to the FASB Staff Position (FSP) No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, we recorded the fair value of the warrants as a liability and remeasured at each reporting period with gains or losses recognized as gain (loss) on fair value of preferred stock warrant liabilities. The fair value of these warrants at December 31, 2006 was $2,588,000 and at October 29, 2007 was $11,369,000.

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2007, the fair value of the above warrants was determined using the Black-Scholes pricing model based on the following weighted-average assumptions:

	2006	2007
Expected Term (Series B)—years	1.1	0.7
Expected Term (Series C)—years	0.4	0.1
Expected Term (Series D)—years	0.4	0.4
Risk-free interest rate	4%	4%
Expected volatility	37%	37%
Expected dividend yield	—	—

The following summarizes the activity in our redeemable preferred stock accounts (dollars in thousands, except per share data):

	Series A Shares	Amount	Series B Shares	Amount	Series C Shares	Amount	Series D Shares	Amount	Total
Balance at January 1, 2006	10,318,866	$5,825	17,893,968	$12,526	11,139,850	$9,380	18,408,551	$15,000	$42,731

Accretion of redeemable preferred stock	—	—	—	—	—	—	—	271	271

Balance at December 31, 2006	10,318,866	5,825	17,893,968	12,526	11,139,850	9,380	18,408,551	15,271	43,002
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	229	229
Reclassification of redeemable preferred stock to equity	(10,318,866)	(5,825)	(17,893,968)	(12,526)	(11,139,850)	(9,380)	(18,408,551)	(15,042)	(43,231)

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	$—

9. Earnings Per Share

We follow Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, (EITF 03-6), which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

Our convertible preferred stockholders were entitled to receive, when declared, noncumulative cash dividends at an annual rate of 8%, prior to any declaration or payment of dividends on our common stock. Consequently, under EITF 03-06, such preferred shares are considered to be participating shares, and we first

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocate our earnings to our preferred stockholders to satisfy the 8% preferred return to the extent we have sufficient earnings to satisfy this preferred return. In addition, dividends with respect to any remaining earnings must be distributed on a pro-rata basis to both our common and preferred shares. If our earnings are not sufficient to satisfy this preferred return, we allocate all our earnings to the preferred stockholders, but not more than our earnings. Basic net income attributable to common stockholders is net of the 8% preferred return, and when earnings are sufficient to satisfy this preferred return, an allocation of remaining earnings among our common and preferred shares, on a pro-rata basis.

The calculations of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2006, 2007 and 2008 are as follows (dollars in thousands, except for per share data):

	2006	2007	2008
Basic:
Net income (loss) attributable to common stockholders	$—	$(1,096)	$12,858

Weighted average number of common shares outstanding	1,210,571	1,706,682	14,544,722

Basic net income (loss) per share attributable to common stockholders	$—	$(0.64)	$0.88

Diluted:
Net income (loss) attributable to common stockholders	$—	$(1,096)	$12,858

Weighted average number of common shares outstanding	1,210,571	1,706,682	14,544,722
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	601,963	—	247,245

Weighted average number of common shares and common share equivalents	1,812,534	1,706,682	14,791,967

Diluted net income (loss) per share attributable to common stockholders	$—	$(0.64)	$0.87

Potentially dilutive securities of 9,025,193 shares in 2006 and 2007 of our convertible preferred stock are not included in the calculation of diluted net income per share attributable to common stockholders because to do so would be anti-dilutive. Outstanding stock options with an exercise price above market, are excluded from our diluted computation as their effect would be anti-dilutive. At December 31, 2008 there were approximately 29,718 outstanding stock options with an exercise price above the average annual market price for 2008.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma of basic and diluted net income (loss) per share attributable to common stockholders assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method (dollars in thousands, except per share data):

	2006	2007	2008
Basic:
Net income (loss) attributable to common stockholders—historical	$—	$(1,096)	$12,858
Accretion of redeemable convertible preferred stockholders	271	229	—
Income allocable to preferred stockholders	1,507	—	696

Net income (loss) attributable to common stockholders—pro forma	$1,778	$(867)	$13,554

Weighted average number of common shares outstanding—historical	1,210,571	1,706,682	14,544,722
Add number of preferred shares and warrants converted to common shares	9,283,835	9,511,089	631,763

Common shares outstanding—pro forma	10,494,406	11,217,771	15,176,485

Basic net income (loss) per share attributable to common stockholders—pro forma	$0.17	$(0.08)	$0.89

Diluted:
Net income (loss) attributable to common stockholders—historical	$—	$(1,096)	$12,858
Accretion of redeemable convertible preferred stockholders	271	229	—
Income allocable to preferred stockholders	1,507	—	696

Net income (loss) attributable to common stockholders—pro forma	$1,778	$(867)	$13,554

Weighted average number of common shares outstanding—historical	1,210,571	1,706,682	14,544,722
Add number of preferred shares and warrants converted to common shares	9,283,835	9,511,089	631,763
Add weighted average number of dilutive common equivalent shares	343,321	—	207,298

Common shares outstanding—pro forma	10,837,727	11,217,771	15,383,783

Diluted net income (loss) per share attributable to common stockholders—pro forma	$0.16	$(0.08)	$0.88

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008, are as follows (dollars in thousands):

2009	$1,826
2010	1,554
2011	812
2012	280
2013	44
Thereafter	5

Total	$4,521

Rent expense for the years ended December 31, 2006, 2007 and 2008 was approximately $1,668,000, $1,787,000 and $1,963,000, respectively.

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations, and we are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

We operate in certain states regulated under corporate practice of medicine laws and we believe that we are in compliance with all such laws.

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

We believe, based upon our review of pending actions and proceedings that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, with a self-insurance retention, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms. In addition to the known incidents occurring through December 31, 2008 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the excess loss at the net present value of $1,312,000 as litigation loss and other claims in our consolidated statement of income. We paid $750,000 of this settlement during 2006 and the remaining balance in 2007. For the years ended December 31, 2006 and 2007, we recorded related interest expense of $11,000 and $37,000, respectively. We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have a material adverse effect on our business.

11. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2007 and 2008 (dollars in thousands, except for per share data):

	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
Net revenue	$44,696	$44,890	$47,839	$52,577	$60,559	$59,154	$63,164	$68,302
Income from operations(1)	3,718	3,205	2,797	4,052	5,427	4,803	5,389	6,863
Investment income	93	129	106	69	164	144	186	110
Interest expense	(417)	(425)	(398)	(451)	(385)	(194)	(144)	(145)
Gain (loss) on fair value of preferred stock warrant liabilities	48	(134)	(8,695)	—	—	—	—	—

Income (loss) before income taxes	3,442	2,775	(6,190)	3,670	5,206	4,753	5,431	6,828
Income tax provision(2)	1,429	1,212	1,064	859	2,186	1,997	2,281	2,200

Net income (loss)	$2,013	$1,563	$(7,254)	$2,811	$3,020	$2,756	$3,150	$4,628

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Price per share:
Basic	$0.10	$0.06	$(3.97)	$0.18	$0.20	$0.19	$0.20	$0.29

Diluted	$0.08	$0.05	$(3.97)	$0.12	$0.20	$0.18	$0.20	$0.28

Weighted average shares:
Basic	1,414,651	1,770,763	1,845,909	1,878,382	11,434,588	14,873,501	15,784,261	16,059,982

Diluted	1,839,347	2,096,279	1,845,909	2,746,196	11,831,936	15,087,795	15,987,343	16,239,765

Net income (loss) per share attributable to common stockholders—pro forma:
Price per share(3):
Basic	$0.19	$0.14	$(0.65)	$0.24	$0.22	$0.19	$0.20	$0.29

Diluted	$0.19	$0.14	$(0.65)	$0.24	$0.21	$0.18	$0.20	$0.28

Weighted average shares:
Basic	10,650,140	10,998,907	11,207,504	11,512,772	13,975,526	14,873,501	15,784,261	16,059,982

Diluted	10,864,540	11,121,472	11,207,504	11,771,389	14,212,207	15,087,795	15,987,343	16,239,765

(1)

In each of the fourth quarters of 2007 and 2008, we recorded reductions of $0.8 million and $1.0 million, respectively, in our claims and professional liability reserves, because our final 2007 and 2008 year end

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

actuarial loss projections were less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and improvements in the estimates of the ultimate costs per claim.

(2)	During the third quarter of 2007, an income tax provision was recorded on the net pre-tax loss as the loss on fair value of warrants was not deductible for tax purposes. The income tax provision in the fourth quarter of 2008 reflects state enterprise zone tax credits for the twelve months ended December 31, 2008.

(3)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company: and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2008, our internal control over financial reporting is effective.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 27, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2009 Proxy Statement”) and is hereby incorporated by reference.

ITEM	11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2009 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 52.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$1,257	$1,810	$2,972
Amount charged against operating revenue	5,119	6,649	8,498
Accounts receivable write-offs (net of recoveries)	(4,566)	(5,487)	(8,147)

Balance at end of year	$1,810	$2,972	$3,323

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4*	Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.5*	LIBOR Addendum to Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

Exhibit Number	Description of Document

10.6*	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2006 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.7*	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2007 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.8*	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 22, 2007, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.9*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.11†	Amended and Restated Employment Agreement, effective January 11, 2008, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (File No. 333-151722) filed on July 7, 2008)

10.12†	Amended and Restated Employment Agreement, effective January 11, 2008, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (File No. 333-151722) filed on July 7, 2008)

10.13†	Amended and Restated Employment Agreement, effective January 11, 2008, between Devra G. Shapiro and IPC The Hospitalist Company, Inc (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-151722) filed on July 7, 2008)

10.14†	Amended and Restated Employment Agreement, effective January 11, 2008, between Richard G. Russell and IPC The Hospitalist Company, Inc (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-151722) filed on July 7, 2008)

10.15†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on May 14, 2008)

10.16*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of InPatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated October 10, 2000

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

Exhibit Number	Description of Document

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2009.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/S/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/S/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/S/ DEVRA G. SHAPIRO Devra G. Shapiro	Chief Financial Officer (Principal Financial Officer)

/S/ FERNANDO J. SARRIA Fernando J. Sarria	Vice President of Finance and Corporate Controller (Principal Accounting Officer)

/S/ MARK J. BROOKS Mark J. Brooks	Director

/S/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/S/ FRANCESCO FEDERICO, M.D. Francesco Federico, M.D.	Director

/S/ WOODRIN GROSSMAN Woodrin Grossman	Director

/S/ PATRICK G. HAYS Patrick G. Hays	Director

/S/ C. THOMAS SMITH C. Thomas Smith	Director

/S/ CHUCK TIMPE Chuck Timpe	Director