Form 10-Q
period 2009-03-31
IPC The Hospitalist Company, Inc.
filed 2009-05-04
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 16,091,853 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$42,379	$37,394
Accounts receivable, net	46,035	44,474
Prepaid expenses and other current assets	5,117	8,081

Total current assets	93,531	89,949
Furniture and equipment, net	2,412	2,452
Goodwill	70,752	63,893
Other intangible assets, net	2,758	2,905
Deferred tax assets, net	3,492	3,492

Total assets	$172,945	$162,691

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,179	$4,664
Accrued compensation	14,317	11,232
Payables for practice acquisitions	4,616	2,476
Medical malpractice and self-insurance reserves, current portion	351	539
Deferred tax liabilities	481	481
Short-term debt and current portion of capital leases	3,360	3,471

Total current liabilities	28,304	22,863
Long-term debt and capital leases, less current portion	4,570	5,368
Medical malpractice and self-insurance reserves, less current portion	11,580	11,220
Other long-term liabilities	293	293

Total liabilities	44,747	39,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,091,345 and 16,068,835 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	122,759	122,024
Retained earnings	5,423	907

Total stockholders’ equity	128,198	122,947

Total liabilities and stockholders’ equity	$172,945	$162,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$76,057	$60,559
Operating expenses:
Cost of services—physician practice salaries, benefits and other	55,461	43,943
General and administrative	12,441	10,732
Depreciation and amortization	588	457

Total operating expenses	68,490	55,132

Income from operations	7,567	5,427
Investment income	41	164
Interest expense	(79)	(385)

Income before income taxes	7,529	5,206
Income tax provision	3,012	2,186

Net income	4,517	3,020
Income allocable to preferred stockholders	—	(696)

Net income attributable to common stockholders	$4,517	$2,324

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$0.28	$0.20

Diluted	$0.28	$0.20

Net income per share attributable to common stockholders—pro forma:
Basic	N/A	$0.22

Diluted	N/A	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$4,517	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	457
Stock-based compensation expense	448	107
Changes in assets and liabilities:
Accounts receivable	(1,561)	(3,327)
Prepaid expenses and other current assets	2,964	4,744
Accounts payable	513	(1,097)
Accrued compensation	3,085	(1,984)
Medical malpractice and self-insurance reserves	172	729

Net cash provided by operating activities	10,726	2,649

Investing activities
Acquisitions of physician practices	(4,792)	(3,452)
Purchase of furniture and equipment	(327)	(495)

Net cash used in investing activities	(5,119)	(3,947)

Financing activities
Repayments of long-term debt and capital leases, net	(909)	(12,382)
Net proceeds from issuance of common and preferred stock	270	46,131
Excess tax benefits from stock-based compensation	17	74

Net cash (used in) provided by financing activities	(622)	33,823

Net increase in cash and cash equivalents	4,985	32,525
Cash and cash equivalents, beginning of period	37,394	6,976

Cash and cash equivalents, end of period	$42,379	$39,501

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$76	$386

Income taxes	$195	$97

Acquisitions of physician practices consisted of the following:
Acquired assets	$6,932	$3,661
Accrued consideration	$(2,140)	$(209)

Net cash paid for acquisitions	$4,792	$3,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Note 1. Operations and Significant Accounting Policies

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

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements (the Professional Medical Corporations). Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC. Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the professional medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage, and the acquisition-date fair value of contingent consideration related to business combinations.

The process of estimating the ultimate amount of revenue to be collected, the estimate of IBNR and the acquisition-date fair value of contingent consideration involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The condensed results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2009.

Cash and Cash Equivalents

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measures (SFAS 157) we are required to measure the fair value of our financial assets using a three-tier fair value hierarchy. Based on this hierarchy, we determined the fair value of our cash equivalents using quoted market prices using Level 1 inputs, under SFAS 157 as unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date. As of March 31, 2009, our cash and cash equivalents consisted of bank deposits, money market accounts and short-term securities with maturities of three months or less.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $3,862,000 and $3,323,000 at March 31, 2009 and December 31, 2008, respectively. Except with respect to the Medicare and Medical programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the three months ended March 31, 2009 and 2008, approximately 50.1% and 54.0%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 31.4% and 35.2% of the net accounts receivable at March 31, 2009 and December 31, 2008, respectively.

Note 2. Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, SFAS 141(R) will have an impact on the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

We adopted SFAS 157, for financial assets and liabilities on January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to our fiscal 2009. SFAS 157 requires the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 also requires expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS 157 on January 1, 2009 for both financial and nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. It also amends SFAS 157 to require additional disclosure. This FSP will be effective for interim and annual reporting periods after June 15, 2009. The adoption of this FSP will not have a material impact on our financial position, results of operations or cash flows.

Note 3. Acquisitions

Effective January 1, 2009 we adopted SFAS 141(R) and recognized all of the assets acquired and liabilities assumed in transactions closed subsequent to such adoption date at the acquisition-date fair value and expensed all transaction related costs.

During the three months ended March 31, 2009, in connection with the acquisition of assets of two hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreement for one of the completed acquisitions provides for future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. This additional payment is not contingent upon the future employment of the sellers. Pursuant to SFAS 141(R), the estimated fair value of additional future consideration related to transactions that occurred in 2009 is recognized at the acquisition-date, while additional consideration amounts related to transactions that occurred prior to 2009 will be recorded on their respective measurement dates as additional goodwill. Subsequent changes, if any, to the acquisition-date fair value of transactions that occur on or after January 1, 2009 will be recognized as part of on-going operations.

The following table summarizes the total amounts recorded during the three months ended March 31, 2009, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible Assets	Total
Initial consideration paid	$2,087	$73	$2,160
Additional accrued consideration – 2009 transactions	3,950	—	3,950

Sub-total – 2009 transactions	6,037	73	6,110
Additional accrued and/or paid consideration – 2007 and 2008 transactions	822	—	822

Total acquired assets	6,859	73	6,932
Less net change in payables for practice acquisitions	(2,140)	—	(2,140)

Net cash paid for acquisitions	$4,719	$73	$4,792

Note 4. Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Claims-made coverage covers only those claims reported during the policy period. The current policy period is effective through December 31, 2009. Unlike our claims-made policy in effect in 2008 that contained a self-insurance retention, the 2009 claims-made policy provides first dollar coverage on new claims reported in 2009. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2009 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for self-insurance retention related to the policy plan year of 2008 and prior years and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At March 31, 2009 and December 31, 2008, the balances of our reserves for future claims and liabilities were $11,931,000 and $11,759,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility), as further amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital, practice acquisitions and capital expenditures.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2009, we were in compliance with such financial covenants and restrictions.

As of March 31, 2009, our principal balance under the term loan portion of the Credit Facility was $7,100,000 and we had a letter of credit of $100,000 outstanding under the $30,000,000 revolving line of credit.

Note 6. Income Taxes

We recorded a provision for income taxes of $3,012,000 and $2,186,000 for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the three months ended March 31, 2009 was 40.0% compared to 42.0% for the three months ended March 31, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit recorded for the first time in the fourth quarter of 2008. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

We regularly review our deferred tax assets for recoverability and the need for a valuation allowance. We analyze both negative and positive evidence, and the strength of such evidence. This analysis includes assessment of forecasted and historic financial performance and taxable income. As of March 31, 2009, we recorded a valuation allowance of $329,000 against certain deferred tax assets of entities not consolidated for income tax purposes. The valuation allowance will continue to be evaluated over future quarters.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2009, we had accrued a total of $84,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The statute for tax years 1997—2002 is closed other than being subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are not aware of any notices of examination by any taxing authorities.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for an interim period.

Note 7. Stock-Based Compensation

At March 31, 2009, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and the 2007 Equity Participation Plan (2007 Plan). We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, 531,250 common shares for issuance pursuant to the 2002 Plan, and 1,007,673 common shares for issuance pursuant to the 2007 Plan. For each calendar year until 2013, the number of shares authorized for issuance under the 2007 plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of March 31, 2009, 144,300 shares of our common stock were available for issuance under the 2007 Plan.

The options under the three plans generally vest over a four-year period from the date of the grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

All options granted during the three months ended March 31, 2009 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $448,000 and $107,000, respectively, for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses. As of March 31, 2009, there was $4,801,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.25 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	2.07%	2.11%
Expected volatility	40.00%	37.00%
Expected option life (in years)	5.83	6.25
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the combined activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the three months ended March 31, 2009 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2008	678,432	$10.71			$4.64
Changes during period:
Granted	449,960	15.78			6.89
Exercised	(4,328)	2.11			1.13
Forfeited	(3,410)	2.84			4.28

Options outstanding as of March 31, 2009	1,120,654	$12.80	8.80	$7,224	$5.56

Options exercisable as of March 31, 2009	315,975	$8.07	7.50	$3,528	$3.36

Note 8. Preferred Stock

Upon consummation of our initial public offering (IPO) in January 2008, all preferred stock shares converted to 9,025,195 shares of common stock and warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our IPO into 32,143 shares of common stock in a cashless exchange using the treasury method. All remaining warrants were exercised as of October 2008.

Note 9. Earnings Per Share

We follow Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF 03-6), which established standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

The calculations of basic and diluted net income per share for the three months ended March 31, 2009 and 2008 are as follows (dollars in thousands, except for per share data):

	Three months ended March 31,
	2009	2008
Basic:
Net income attributable to common stockholders	$4,517	$2,324

Weighted average number of common shares outstanding	16,089,357	11,434,588

Basic net income per share attributable to common stockholders	$0.28	$0.20

Diluted:
Net income attributable to common stockholders	$4,517	$2,324

Weighted average number of common shares outstanding	16,089,357	11,434,588
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	169,594	397,348

Weighted average number of common and common equivalents	16,258,950	11,831,936

Diluted net income per share attributable to common stockholders	$0.28	$0.20

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At March 31, 2009 there were approximately 313,484 outstanding stock options with an exercise price above the average market price for the three months ended March 31, 2009.

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock as well as a cashless exchange of warrants at the beginning of the period using the treasury stock method for the three months ended March 31, 2008 (dollars in thousands, except per share data):

Three months ended March 31, 2008
Basic:
Net income attributable to common stockholders—historical	$2,324
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$3,020

Weighted average number of common shares outstanding—historical	11,434,588
Add number of preferred shares converted to common shares and related warrants	2,540,938

Common shares outstanding—pro forma	13,975,526

Basic net income per share attributable to common stockholders—pro forma	$0.22

Diluted:
Net income attributable to common stockholders—historical	$2,324
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	3,020

Weighted average number of common shares outstanding—historical	11,434,588
Add number of preferred shares converted to common shares and related warrants	2,540,938
Add weighted average number of dilutive common equivalent shares	236,681

Common shares outstanding—pro forma	14,212,207

Diluted net income per share attributable to common stockholders—pro forma	$0.21

Note 10. Commitments and Contingencies

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

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission ( SEC) on March 2, 2009.

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

Acquisitions

During the three months ended March 31, 2009, we acquired the assets of two hospitalist physician practices for a total estimated purchase price of $6,110,000. In connection with these acquisitions, we recorded goodwill of $6,037,000 and other identifiable intangible assets of $73,000 consisting of physician, payor and hospital agreements. We also recorded $822,000 of additional goodwill related to contingent consideration pertaining to acquisitions that occurred prior to 2009.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. In November 2008, the Centers for Medicare and Medicaid Services released the Medicare Physician Fee Schedule, which Medicare projected would increase the overall physician reimbursement rates by 1.1% effective January 1, 2009. However, the rate change resulted in an estimated overall 4.6% weighted average increase in the rates for the Medicare codes we use and an estimated overall 2.6% increase in our net patient revenue per encounter.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of operations information stated as a percentage of net revenue:

	Three months ended March 31,
	2009	2008
Operating data – patient encounters	810,000	684,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.9%	72.6%
General and administrative	16.4%	17.7%
Depreciation and amortization	0.8%	0.7%

Total operating expenses	90.1%	91.0%

Income from operations	9.9%	9.0%
Investment income	0.1%	0.3%
Interest expense	(0.1)%	(0.7)%

Income before income taxes	9.9%	8.6%
Income tax provision	4.0%	3.6%

Net income	5.9%	5.0%

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

Our patient encounters for the three months ended March 31, 2009 increased 18% to 810,000, compared to 684,000 for the same period last year. Net revenue for the three months ended March 31, 2009 was $76.1 million, an increase of $15.5 million, or 25.6%, from $60.6 million for the three months ended March 31, 2008. Of this $15.5 million increase, $11.8 million or 76.1% was attributable to same-market area growth and $3.7 million was attributable to revenue generated from a new market acquisition that we completed in the third quarter of 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was the result of an 11.9% increase in patient encounters, a 5.9% increase in patient revenue per encounter and an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates for the codes applicable to the services performed by our hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the three months ended March 31, 2009 were $55.5 million or 72.9% of net revenue compared to $43.9 million or 72.6% of net revenue for the three months ended March 31, 2008. These costs increased by $11.6 million or 26.2%. Same-market area physician costs increased a total of $8.9 million, of which $7.2 million was from costs of net new hires or acquired physicians in the same-market area practices. Of the remaining increase of $1.7 million, approximately $1.1 million was for costs associated with one hospital contract being operated at breakeven, as it is being staffed with locum tenens and other part-time providers at the hospital’s request while we recruit employed staff. Excluding these additional staffing costs, costs related to existing physicians increased by an insignificant amount. In addition, $2.7 million of the $11.6 million overall cost increase is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of the costs associated with the hospital contract noted above. Excluding this contract, physician costs as a percentage of net revenue for the three months ended March 31, 2009 were at the same level as the prior year quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $1.7 million, or 15.9%, to $12.4 million, or 16.4% of net revenue, for the three months ended March 31, 2009, as compared to $10.7 million, or 17.7% of net revenue for the three months ended March 31, 2008. The increase in expense is the result of increased stock based compensation and increased costs to support the continuing growth of our operations, including a new regional office to support our new market acquisition. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.1 million to $0.6 million for the three months ended March 31, 2009, as compared to $0.5 million for the three months ended March 31, 2008. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $2.2 million, or 39.4%, to $7.6 million, as compared to $5.4 million for the same period in the prior year. Our operating margin increased to 9.9% for the three months ended March 31, 2009 from 9.0% for the three months ended March 31, 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.1 million for the three months ended March 31, 2009, as compared to interest expense of $0.4 million for the three months ended March 31, 2008. The decrease in interest expense is primarily attributable to the pay-off of balances outstanding on our revolving credit agreement in early 2008 from the proceeds of our initial public offering in January 2008.

Our effective tax rate for the three months ended March 31, 2009 was 40.0% compared to 42.0% for the three months ended March 31, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit recorded for the first time in the fourth quarter of 2008. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2009, we expect our 2009 effective income tax rate to be approximately 40.0%.

Net income increased to $4.5 million for the three months ended March 31, 2009, as compared to $3.0 million for the three months ended March 31, 2008, and our net income margin increased to 5.9% from 5.0% for the same period in the prior year. The net income margin increase to 5.9% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2009 was $10.7 million compared to $2.6 million for the same period of 2008. Operating cash flow from changes in working capital for the three months ended March 31, 2009 increased by $6.1 million. Accounts receivable increased by $1.6 million during the three months. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 55 DSO as of March 31, 2009 compared to 64 DSO as of March 31, 2008. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $3.0 million for the 2009 period compared to a decrease of $4.7 million for the 2008 period. The decrease was primarily the result of expensing prepaid malpractice premiums and application of $1.9 million of income taxes overpaid in 2008 against our $3.0 million current period tax liability.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2009, compared to $3.8 million for the same period in 2008. Cash of $4.8 million was used in 2009 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $3.5 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software and office furnishings.

For the three months ended March 31, 2009, net cash used in financing activities was $0.6 million, compared to $33.9 million provided by financing activities for the same period in 2008. In January 2008, we completed our initial public offering which resulted in aggregate net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds of our initial public offering to pay off the outstanding balance of $14.1 million under the revolving portion of our amended and restated loan agreement (Credit Facility).

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. Our outstanding principal balance under the term loan portion of the Credit Facility as of March 31, 2009 was $7.1 million and as of March 31, 2008 was $9.3 million. As of March 31, 2009 and 2008, we had $29.9 million and $30.0 million, respectively, available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, amortization, taxes and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the three months. We make equal monthly installment payments, which increase annually, against our term loan through the maturity date. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2009, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently adopted and new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our Credit Facility agreement. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 1.5% to 2.0% or the base rate plus the applicable margin as defined in the agreements. The base rate is a daily floating rate based on most recently announced by our lender, as its “prime rate,” whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under the term loan portion of our Credit Facility of $7.1 million at March 31, 2009. The impact of a 1.0% increase on short-term interest rates would result in an increase in interest expense of approximately $0.07 million annually and a decrease in net income of approximately $0.04 million.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2009, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2009.

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