Form 10-Q
period 2009-06-30
IPC The Hospitalist Company, Inc.
filed 2009-08-06
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 3, 2009, there were 16,116,665 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2 and 3 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,783	$37,394
Accounts receivable, net	46,032	44,474
Prepaid expenses and other current assets	5,706	8,081

Total current assets	89,521	89,949
Furniture and equipment, net	2,434	2,452
Goodwill	75,016	63,893
Other intangible assets, net	2,620	2,905
Deferred tax assets, net	3,492	3,492

Total assets	$173,083	$162,691

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,521	$4,664
Accrued compensation	16,815	11,232
Payables for practice acquisitions	5,819	2,476
Medical malpractice and self-insurance reserves, current portion	884	539
Deferred tax liabilities	481	481
Short-term debt and current portion of capital leases	—	3,471

Total current liabilities	28,520	22,863
Long-term debt and capital leases, less current portion	—	5,368
Medical malpractice and self-insurance reserves, less current portion	11,192	11,220
Other long-term liabilities	293	293

Total liabilities	40,005	39,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,113,941 and 16,068,835 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	123,513	122,024
Retained earnings	9,549	907

Total stockholders’ equity	133,078	122,947

Total liabilities and stockholders’ equity	$173,083	$162,691

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$74,783	$59,154	$150,840	$119,713
Operating expenses:
Cost of services—physician practice salaries, benefits and other	54,487	43,237	109,948	87,180
General and administrative	12,702	10,627	25,143	21,359
Depreciation and amortization	575	487	1,163	944

Total operating expenses	67,764	54,351	136,254	109,483

Income from operations	7,019	4,803	14,586	10,230
Investment income	24	144	65	308
Interest expense	(169)	(194)	(248)	(579)

Income before income taxes	6,874	4,753	14,403	9,959
Income tax provision	2,749	1,997	5,761	4,183

Net income	4,125	2,756	8,642	5,776
Income allocable to preferred stockholders	—	—	—	(696)

Net income attributable to common stockholders	$4,125	$2,756	$8,642	$5,080

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$0.26	$0.19	$0.54	$0.39

Diluted	$0.25	$0.18	$0.53	$0.38

Net income per share attributable to common stockholders—pro forma:
Basic	N/A	N/A	N/A	$0.40

Diluted	N/A	N/A	N/A	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$8,642	$5,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163	944
Stock-based compensation expense	954	334
Changes in assets and liabilities:
Accounts receivable	(1,558)	(702)
Prepaid expenses and other current assets	2,375	5,645
Accounts payable and accrued liabilities	(143)	(1,277)
Accrued compensation	5,583	4,739
Medical malpractice and self-insurance reserves	317	1,378

Net cash provided by operating activities	17,333	16,837

Investing activities
Acquisitions of physician practices	(7,930)	(6,261)
Purchase of furniture and equipment	(710)	(968)

Net cash used in investing activities	(8,640)	(7,229)

Financing activities
Repayments of long-term debt and capital leases, net	(8,839)	(16,345)
Net proceeds from issuance of common stock	395	45,879
Excess tax benefits from stock-based compensation	140	186

Net cash (used in) provided by financing activities	(8,304)	29,720

Net increase in cash and cash equivalents	389	39,328
Cash and cash equivalents, beginning of period	37,394	6,976

Cash and cash equivalents, end of period	$37,783	$46,304

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$241	$588

Income taxes	$5,743	$2,651

Acquisitions of physician practices consisted of the following:
Acquired assets	$11,273	$6,754
Accrued consideration	$(3,343)	$(493)

Net cash paid for acquisitions	$7,930	$6,261

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage, and the fair value of contingent consideration related to business combinations.

The process of estimating the ultimate amount of revenue to be collected, the IBNR liabilities and the fair value of contingent consideration involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2009.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No 107, Disclosures about Fair Value of Financial Instruments, as amended by FASB Staff Position (FSP) No. 107-1 requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets as of June 30, 2009 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $3,444,000 and $3,323,000 at June 30, 2009 and December 31, 2008, respectively. Except with respect to the Medicare and Medicaid programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the six months ended June 30, 2009 and 2008, approximately 49.4% and 53.0%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 31.0% and 35.2% of the net accounts receivable at June 30, 2009 and December 31, 2008, respectively.

Note 2. Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and impacts financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date are recognized as part of on-going operations. In addition, SFAS 141(R) has an impact on the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact that the adoption of SFAS 141(R) has on our consolidated financial statements depends on the nature, terms and size of our business combinations that occur after the effective date.

We adopted SFAS No. 157, Fair Value Measures (SFAS 157) for financial assets and liabilities on January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to our fiscal 2009. SFAS 157 defines fair value and provides a framework for measuring fair value. It also requires expanded disclosure requirements which include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. The adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. The adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 requires that a public company evaluate subsequent events through the date when it issues its financial statements and disclose the date and any material nonrecognized subsequent events. The adoption of SAFS 165 did not have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FIN 46(R), and changes the consolidation guidance applicable to a Variable Interest Entity (VIE). SFAS 167 requires the use of a qualitative analysis rather than a quantitative analysis to determine whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE. SFAS 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, while FIN 46(R) only requires reconsideration of the primary beneficiary of a VIE when specific events occur.

This new pronouncement also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 will not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will establish the single source of authoritative GAAP for all nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes all GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. It also includes relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our financial position, results of operations or cash flows.

Note 3. Acquisitions

Effective January 1, 2009 we adopted SFAS 141(R) and recognized all of the assets acquired and liabilities assumed in transactions closed subsequent to such adoption date at the acquisition-date fair value and expensed all transaction related costs.

During the six months ended June 30, 2009, in connection with the acquisition of assets of three hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for two of the completed acquisitions provide for future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. Pursuant to SFAS 141(R), the estimated fair value of additional future consideration related to transactions that occurred in 2009 is recognized at the acquisition-date, while additional consideration amounts related to transactions that occurred prior to 2009 are recorded on their respective measurement dates as additional goodwill. Subsequent changes, if any, to the acquisition-date fair value of transactions that occur on or after January 1, 2009 will be recognized as part of on-going operations.

The following table summarizes the total amounts recorded during the six months ended June 30, 2009, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible Assets	Total
Initial consideration	$4,548	$150	$4,698
Additional accrued consideration – 2009 transactions	5,120	—	5,120

Sub-total – 2009 transactions	9,668	150	9,818
Additional accrued and/or paid consideration – 2007 and 2008 transactions	1,455	—	1,455

Total acquired assets	11,123	150	11,273
Less net change in payables for practice acquisitions	(3,343)	—	(3,343)

Net cash paid for acquisitions	$7,780	$150	$7,930

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

We record reserves for self-insurance retention related to the policy plan year of 2008 and prior years and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At June 30, 2009 and December 31, 2008, the balances of our reserves for future claims and liabilities were $12,076,000 and $11,759,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility), as further amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital, practice acquisitions and capital expenditures. The outstanding principal balance under the term loan portion of the Credit Facility was zero and $7,800,000 as of June 30, 2009 and December 31, 2008, respectively. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At June 30, 2009, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2009, we were in compliance with such financial covenants and restrictions.

Note 6. Income Taxes

We recorded a provision for income taxes of $2,749,000 and $1,997,000 for the three months ended June 30, 2009 and 2008, and $5,761,000 and $4,183,000 for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate was 40.0% and 42.0% for the three and six months ended June 30, 2009 and 2008, respectively. The decrease in the effective tax rate in 2009 reflects a new enterprise zone tax credit recorded commencing in the fourth quarter of 2008. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

We regularly review our deferred tax assets for recoverability and the need for a valuation allowance. We analyze both negative and positive evidence, and the strength of such evidence. This analysis includes assessment of forecasted and historic financial performance and taxable income. As of June 30, 2009, we have recorded a valuation allowance of $329,000 against certain deferred tax assets of entities not consolidated for income tax purposes. The valuation allowance will continue to be evaluated over future quarters.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2009, we had accrued a total of $93,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2004 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The statute for tax years 1997 to 2003 is closed, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are not aware of any notices of examination by any taxing authorities.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for an interim period.

Note 7. Stock-Based Compensation

At June 30, 2009, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and the 2007 Equity Participation Plan (2007 Plan). We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, 531,250 common shares for issuance pursuant to the 2002 Plan, and 1,007,673 common shares for issuance pursuant to the 2007 Plan. For each calendar year until 2013, the number of shares authorized for issuance under the 2007 plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of June 30, 2009, 144,732 shares of our common stock were available for issuance under the 2007 Plan.

The options under the three plans generally vest over a four-year period from the date of the grant, and unrestricted options terminate on the 10th anniversary of the agreement date. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

All options granted during the six months ended June 30, 2009 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $506,000 and $227,000 for the three months ended June 30, 2009 and 2008, and $954,000 and $334,000 for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses. As of June 30, 2009, there was $4,351,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.06 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.23%	3.51%	2.18%	2.13%
Expected volatility	40.00%	37.00%	40.00%	37.00%
Expected option life (in years)	6.03	6.25	5.96	6.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table summarizes the combined activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the six months ended June 30, 2009 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2008	678,432	$10.71			$4.64
Changes during period:
Granted	449,960	15.78			6.89
Exercised	(26,924)	5.03			2.15
Forfeited	(3,842)	2.84			4.00

Options outstanding as of June 30, 2009	1,097,626	$12.96	8.56	$15,075	$5.62

Options exercisable as of June 30, 2009	344,830	$9.00	7.41	$6,101	$3.74

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

Note 9. Earnings Per Share

We follow EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF 03-6), which establishes standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method.

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008 are as follows (dollars in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income attributable to common stockholders	$4,125	$2,756	$8,642	$5,080

Weighted average number of common shares outstanding	16,101,969	14,873,501	16,095,698	13,154,045

Basic net income per share attributable to common stockholders	$0.26	$0.19	$0.54	$0.39

Diluted:
Net income attributable to common stockholders	$4,125	$2,756	$8,642	$5,080

Weighted average number of common shares outstanding	16,101,969	14,873,501	16,095,698	13,154,045
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	195,945	214,294	181,622	317,253

Weighted average number of common and common equivalents	16,297,914	15,087,795	16,277,320	13,471,298

Diluted net income per share attributable to common stockholders	$0.25	$0.18	$0.53	$0.38

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At June 30, 2009 there were approximately 666,364 outstanding stock options with an exercise price above the average market price for the six months ended June 30, 2009.

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock as well as a cashless exchange of warrants at the beginning of the period using the treasury stock method for the six months ended June 30, 2008 (dollars in thousands, except per share data):

Six Months Ended June 30, 2008
Basic:
Net income attributable to common stockholders—historical	$5,080
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$5,776

Weighted average number of common shares outstanding—historical	13,154,045
Add number of preferred shares converted to common shares and related warrants	1,281,139

Common shares outstanding—pro forma	14,435,184

Basic net income per share attributable to common stockholders—pro forma	$0.40

Diluted:
Net income attributable to common stockholders—historical	$5,080
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	5,776

Weighted average number of common shares outstanding—historical	113,154,045
Add number of preferred shares converted to common shares and related warrants	1,281,139
Add weighted average number of dilutive common equivalent shares	226,250

Common shares outstanding—pro forma	14,661,434

Diluted net income per share attributable to common stockholders—pro forma	$0.39

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

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, or results of operations or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

Note 11. Fair Value Measurement

SFAS 157 defines fair value and provides a framework for measuring fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2009 (dollars in thousands).

	Fair Value Measurement at June 30, 2009
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$5,120	$5,120

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2009 (dollars in thousands).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Payable for Practice Acquisition	Payable for Practice Acquisition
Beginning balance	$3,950	$—
Addition through acquisition – 2009 transactions	1,170	5,120

Ending balance	$5,120	$5,120

Pursuant to SFAS 141(R), the fair value of our payable for practice acquisitions that occurred on or after January 1, 2009 is determined using widely accepted valuation techniques, which include the estimation of future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our payable for practice acquisitions are reassessed on a quarterly basis.

We measure certain assets including goodwill and other intangible assets at fair value on a nonrecurring basis. Those assets are written down to fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended June 30, 2009 and 2008, we did not recognize any other-than-temporary impairments on such assets.

Note 12. Subsequent Events

Pursuant to SFAS 165 requirements, we evaluated our subsequent events through August 6, 2009, the date of issuance of our consolidated financial statements. During the subsequent period, we completed the acquisition of the assets of two hospitalist physician practices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission ( SEC) on March 2, 2009.

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

Acquisitions

During the six months ended June 30, 2009, we acquired the assets of three hospitalist physician practices for a total estimated purchase price of $9,818,000. In connection with these acquisitions, we recorded goodwill of $9,668,000 and other identifiable intangible assets of $150,000 consisting of physician, payor and hospital agreements. We also recorded $1,455,000 of additional goodwill related to contingent consideration pertaining to acquisitions that occurred prior to 2009.

Subsequent to June 30, 2009, we completed the acquisition of the assets of two hospitalist physician practices.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. Effective January 1, 2009, the Medicare update resulted in an estimated overall 4.6% weighted average increase in Medicare reimbursement rates for the codes applicable to the services performed by our hospitalists and an estimated overall 2.6% increase in our net patient revenue per encounter.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions in from 2004-2009. Based on current data, CMS is projecting a rate reduction of 21.5% for 2010, if Congress does not take legislative action as they have done in prior years.

On July 1, 2009, CMS announced several proposals to refine Medicare payments to physicians, which are expected to increase payment rates for primary care services. The proposals include an update to the practice expense component of physician fees. CMS is also proposing to stop making payment for consultation codes, which are typically billed by specialists, including our physicians, and are paid at a higher rate than equivalent evaluation and management (E/M) services. Practitioners will use existing E/M service codes when providing these services instead. Resulting savings would be redistributed to increase payments for the existing E/M services. In addition, CMS is proposing to refine how Medicare recognizes the cost of professional liability insurance in its payment system.

CMS announced that, taken together, refining the practice expenses, eliminating payment for the consultation codes and revising the treatment of malpractice premiums would increase payments to general practitioners, family physicians, internists, and geriatric specialists by between 6 and 8 percent (before taking into account the proposed negative SGR update and other proposed changes to the fee schedule). If approved, we estimate that these changes, before taking into account the negative SGR update, will result in an estimated overall weighted average increase of 6% to 8% in Medicare reimbursement rates for the codes applicable to the services performed by our hospitalists and an estimated overall increase of 3% to 4% in our net patient revenue per encounter.

While Congress has intervened in the past few years to mitigate projected CMS rate reductions, there is no guarantee that Congress will continue to do so in the future. Moreover, there can be no assurance as to whether the CMS proposals will be given effect or the timing of such effectiveness. Similarly, no assurance can be provided as to the ultimate content, timing or effect of any other healthcare reform legislation being considered by Congress, nor is it possible at this time to estimate the impact of any potential healthcare reform legislation on our business.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating data – patient encounters	796,000	660,000	1,606,000	1,344,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.9%	73.1%	72.9%	72.8%
General and administrative	17.0%	18.0%	16.7%	17.8%
Depreciation and amortization	0.7%	0.8%	0.7%	0.9%

Total operating expenses	90.6%	91.9%	90.3%	91.5%

Income from operations	9.4%	8.1%	9.7%	8.5%
Investment income	0.0%	0.2%	0.0%	0.3%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.5)%

Income before income taxes	9.2%	8.1%	9.5%	8.3%
Income tax provision	3.7%	3.4%	3.8%	3.5%

Net income	5.5%	4.7%	5.7%	4.8%

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our patient encounters for the three months ended June 30, 2009 increased 20.6% to 796,000, compared to 660,000 for the same period last year. Net revenue for the three months ended June 30, 2009 was $74.8 million, an increase of $15.6 million, or 26.4%, from $59.2 million for the three months ended June 30, 2008. Of this $15.6 million increase, $11.7 million or 75.0% was attributable to same-market area growth and $3.9 million was attributable to revenue generated from a new market acquisition that we completed in the third quarter of 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was the result of a 14.1% increase in patient encounters and a 3.4% increase in patient revenue per encounter, with the remainder due to an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates effective January 1, 2009 for the codes applicable to the services performed by our hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the three months ended June 30, 2009 were $54.5 million or 72.9% of net revenue compared to $43.2 million or 73.1% of net revenue for the three months ended June 30, 2008. These costs increased by $11.3 million or 26.0%. Same-market area physician costs increased a total of $8.5 million, of which $8.3 million was from costs of net new hires or acquired physicians in the same-market area practices. The remaining net increase of $0.2 million included an increase of $0.7 million for costs associated with one hospital contract being operated at breakeven, as it is being staffed with locum tenens and other part-time providers at the hospital’s request while we recruit employed staff. Excluding these additional staffing costs, costs related to existing physicians decreased primarily as a result of decreased malpractice costs. In addition, $2.8 million of the $11.3 million overall cost increase is attributable to physician costs associated with a new market acquisition.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.1 million, or 19.5%, to $12.7 million, or 17.0% of net revenue, for the three months ended June 30, 2009, as compared to $10.6 million, or 18.0% of net revenue for the three months ended June 30, 2008. The increase in expense is the result of increased stock based compensation and increased costs to support the continuing growth of our operations, including a new regional office to support our new market acquisition. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.1 million to $0.6 million for the three months ended June 30, 2009, as compared to $0.5 million for the three months ended June 30, 2008. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $2.2 million, or 46.1%, to $7.0 million, as compared to $4.8 million for the same period in the prior year. Our operating margin increased to 9.4% for the three months ended June 30, 2009 from 8.1% for the three months ended June 30, 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

Our effective tax rate for the three months ended June 30, 2009 was 40.0% compared to 42.0% for the three months ended June 30, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit we have recorded commencing in the fourth quarter of 2008. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2009, we expect our 2009 effective income tax rate to be approximately 40.0%.

Net income increased to $4.1 million for the three months ended June 30, 2009, as compared to $2.8 million for the three months ended June 30, 2008, and our net income margin increased to 5.5% from 4.7% for the same period in the prior year. The net income margin increase to 5.5% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our patient encounters for the six months ended June 30, 2009 increased 19.5% to 1,606,000, compared to 1,344,000 for the same period last year. Net revenue for the six months ended June 30, 2009 was $150.8 million, an increase of $31.1 million, or 26.0%, from $119.7 million for the six months ended June 30, 2008. Of this $31.1 million increase, $23.5 million or 75.6% was attributable to same-market area growth and $7.6 million was attributable to revenue generated from a new market acquisition that we completed in the third quarter of 2008. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was the result of a 13.0% increase in patient encounters and a 4.7% increase in patient revenue per encounter, with the remainder due to an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates effective January 1, 2009 for the codes applicable to the services performed by our hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the six months ended June 30, 2009 were $109.9 million or 72.9% of net revenue compared to $87.2 million or 72.8% of net revenue for the six months ended June 30, 2008. These costs increased by $22.8 million or 26.1%. Same-market area physician costs increased a total of $17.3 million, of which $15.7 million was from costs of net new hires or acquired physicians in the same-market area practices. Of the remaining increase of $1.6 million, approximately $1.5 million was for increased costs associated with one hospital contract being operated at breakeven, as it is being staffed with locum tenens and other part-time providers at the hospital’s request while we recruit employed staff. Excluding these additional staffing costs, costs related to existing physicians increased by an insignificant amount. In addition, $5.5 million of the $22.8 million overall cost increase is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of the costs associated with the hospital contract noted above. Excluding this contract, physician costs as a percentage of net revenue for the six months ended June 30, 2009 were slightly less than the prior year period.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.8 million, or 17.7%, to $25.1 million, or 16.7% of net revenue, for the six months ended June 30, 2009, as compared to $21.4 million, or 17.8% of net revenue for the six months ended June 30, 2008. The increase in expense is the result of increased stock based compensation and increased costs to support the continuing growth of our operations, including a new regional office to support our new market acquisition. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.3 million to $1.2 million for the six months ended June 30, 2009, as compared to $0.9 million for the six months ended June 30, 2008. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $4.4 million, or 42.6%, to $14.6 million, as compared to $10.2 million for the same period in the prior year. Our operating margin increased to 9.7% for the six months ended June 30, 2009 from 8.5% for the six months ended June 30, 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.2 million for the six months ended June 30, 2009, as compared to interest expense of $0.6 million for the six months ended June 30, 2008. The decrease in interest expense is primarily attributable to the lower term-loan balances during the six months ended June 30, 2009 compared to the same period in the prior year and the pay-off of balances outstanding on our revolving credit agreement in early 2008 from the proceeds of our initial public offering in January 2008.

Our effective tax rate for the six months ended June 30, 2009 was 40.0% compared to 42.0% for the six months ended June 30, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit we have recorded commencing in the fourth quarter of 2008. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2009, we expect our 2009 effective income tax rate to be approximately 40.0%.

Net income increased to $8.6 million for the six months ended June 30, 2009, as compared to $5.8 million for the six months ended June 30, 2008, and our net income margin increased to 5.7% from 4.8% for the same period in the prior year. The net income margin increase to 5.7% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2009 increased to $17.3 million compared to $16.8 million for the same period of 2008. Accounts receivable increased by $1.6 million during the six months ended June 30, 2009. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 56 DSO as of June 30, 2009 compared to 62 DSO as of June 30, 2008. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $2.4 million for the 2009 period compared to a decrease of $5.6 million for the 2008 period. The 2009 decrease was primarily the result of expensing prepaid malpractice premiums. The 2008 decrease in prepaid expenses was higher than the 2009 decrease because of prepaid costs related to our initial public offering in early 2008.

Net cash used in investing activities was $8.6 million for the six months ended June 30, 2009, compared to $7.2 million for the same period in 2008. Cash of $7.9 million was used in 2009 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $6.3 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software and office furnishings.

For the six months ended June 30, 2009, net cash used in financing activities was $8.3 million, compared to $29.7 million provided by financing activities for the same period in 2008. In January 2008, we completed our initial public offering which resulted in aggregate net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds of our initial public offering to pay off the outstanding balance of $14.1 million under the revolving portion of our Credit Facility, and in late June 2009 we paid off all remaining debt of $7.3 million under our term loan and our equipment financing loans.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. The outstanding principal balance under the term loan portion of the Credit Facility was zero and $7.8 million as of June 30, 2009 and December 31, 2008, respectively. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At June 30, 2009, we had a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the three months. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2009, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted and new accounting pronouncements.

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

We had no outstanding borrowings under the term loan portion of our Credit Facility at June 30, 2009.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2009, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEMS 1A, 2, AND 3 ARE NOT APPLICABLE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on May 28, 2009. The following actions were taken at the meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

Proposal No. 1

Proposal No. 1 submitted to our stockholders at the meeting was the election of Mark J. Brooks, Woodrin Grossman and R. Jeffrey Taylor as Class II Directors to serve for a three year term expiring at the 2012 Annual Meeting. The final voting results were:

NOMINEE	VOTES FOR	VOTES WITHHELD
Mark J. Brooks	15,524,681	45,609
Woodrin Grossman	14,656,693	913,597
R. Jeffrey Taylor	15,527,067	43,223

As of June 30, 2009, our board of directors consisted of the following directors: Mark Brooks, Thomas P. Cooper, M.D., Francesco Federico, M.D., Woodrin Grossman, Patrick G. Hays, Adam D. Singer, M.D., C. Thomas Smith, R. Jeffrey Taylor and Chuck Timpe.

Proposal No. 2

Proposal No. 2 submitted to our stockholders at the meeting was to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. The proposal received 14,305,819 votes for, 1,264,341 votes against, and 130 abstentions.

ITEM 5.	OTHER INFORMATION

On August 5, 2009, we entered into Second Amended and Restated Employment Agreements with each of our named executive officers to conform the employment agreements with updates that provide Mr. Taylor, Ms. Shapiro and Mr. Russell with certain benefits upon death or permanent disability similar to those already offered to Dr. Singer, and to clarify some minor inconsistencies within the employment agreements.

Under the amended and restated employment agreements, in the event Dr. Singer, Mr. Taylor, Ms. Shapiro or Mr. Russell die or are terminated due to “permanent disability” he or she (or, in the case of death, their respective estates) shall be entitled to receive (1) continuation of their base salary up to 75% of the base salary in effect on the date of death or termination for a period of 12 months (18 months for Dr. Singer) (reduced to the extent that any disability benefit provided by the Company exceeds 25% of his or her base salary or increased, but to not more than 100% of his or her base salary, to the extent that any disability benefit provided by the Company is less than 25% of his or her base salary), (2) a lump sum cash payment equal to the present value of the cost to the Company for providing life and disability insurance of the executive for a period of 12 months (18 months for Dr. Singer), (3) 12 months of continued coverage for such executive and his or her covered dependents under our health and dental programs at the same level of coverage as he or she received during employment, and (4) the pro rata portion of the annual bonus earned by him or her during the current fiscal year. Each such executive shall be entitled to receive his or her standard employment compensation and benefits from the time he or she has suffered a physical or mental impairment until such time he or she is terminated due to death or permanent disability. “Permanent Disability” is defined in each of the amended and restated employment agreements to mean any physical or mental impairment that can be expected to result in death or to last for a continuous period of not less than 12 months.

Under Mr. Russell’s amended and restated employment agreement, his annual bonus payable for achievement of the target level of performance designated by the compensation committee must not be less than 40% of his base salary then in effect.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2009.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/S/ DEVRA G. SHAPIRO
Devra G. Shapiro Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc.

10.2†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc.

10.3†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc.

10.4†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Management contracts or compensation plans, contracts or arrangements