Form 10-Q
period 2009-09-30
IPC The Hospitalist Company, Inc.
filed 2009-11-02
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of October 28, 2009, there were 16,144,939 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,829	$37,394
Accounts receivable, net	46,297	44,474
Prepaid expenses and other current assets	3,858	8,081

Total current assets	87,984	89,949
Furniture and equipment, net	2,780	2,452
Goodwill	83,471	63,893
Other intangible assets, net	2,526	2,905
Deferred tax assets, net	3,492	3,492

Total assets	$180,253	$162,691

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,991	$4,664
Accrued compensation	16,161	11,232
Payables for practice acquisitions	7,926	2,476
Medical malpractice and self-insurance reserves, current portion	372	539
Deferred tax liabilities	481	481
Short-term debt and current portion of capital leases	—	3,471

Total current liabilities	29,931	22,863
Long-term debt and capital leases, less current portion	—	5,368
Medical malpractice and self-insurance reserves, less current portion	11,510	11,220
Other long-term liabilities	255	293

Total liabilities	41,696	39,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,135,924 and 16,068,835 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	124,373	122,024
Retained earnings	14,168	907

Total stockholders’ equity	138,557	122,947

Total liabilities and stockholders’ equity	$180,253	$162,691

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$77,521	$63,164	$228,361	$182,877
Operating expenses:
Cost of services—physician practice salaries, benefits and other	56,768	45,816	166,716	132,996
General and administrative	12,784	11,368	37,927	32,727
Depreciation and amortization	536	591	1,699	1,535

Total operating expenses	70,088	57,775	206,342	167,258

Income from operations	7,433	5,389	22,019	15,619
Investment income	13	186	78	493
Interest expense	(23)	(144)	(271)	(724)

Income before income taxes	7,423	5,431	21,826	15,388
Income tax provision	2,804	2,281	8,565	6,462

Net income	4,619	3,150	13,261	8,926
Income allocable to preferred stockholders	—	—	—	(696)

Net income attributable to common stockholders	$4,619	$3,150	$13,261	$8,230

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$0.29	$0.20	$0.82	$0.59

Diluted	$0.28	$0.20	$0.81	$0.58

Net income per share attributable to common stockholders—pro forma:
Basic	N/A	N/A	N/A	$0.60

Diluted	N/A	N/A	N/A	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$13,261	$8,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,699	1,535
Stock-based compensation expense	1,470	641
Tax liability reduction for uncertain tax positions	(38)	—
Changes in assets and liabilities:
Accounts receivable	(1,823)	(1,835)
Prepaid expenses and other current assets	4,223	6,355
Accounts payable and accrued liabilities	327	(81)
Accrued compensation	4,929	(120)
Medical malpractice and self-insurance reserves	123	2,169

Net cash provided by operating activities	24,171	17,590

Investing activities
Acquisitions of physician practices	(14,407)	(16,252)
Purchase of furniture and equipment	(1,369)	(1,545)

Net cash used in investing activities	(15,776)	(17,797)

Financing activities
Repayments of long-term debt and capital leases, net	(8,839)	(17,014)
Net proceeds from issuance of common stock	599	65,022
Excess tax benefits from stock-based compensation	280	315

Net cash (used in) provided by financing activities	(7,960)	48,323

Net increase in cash and cash equivalents	435	48,116
Cash and cash equivalents, beginning of period	37,394	6,976

Cash and cash equivalents, end of period	$37,829	$55,092

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$301	$701

Income taxes	$7,922	$5,312

Acquisitions of physician practices consisted of the following:
Acquired assets	$19,857	$21,896
Net increase in payable for practice acquisitions	$(5,450)	$(5,644)

Net cash paid for acquisitions	$14,407	$16,252

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have controls over the operations of these VIE’s. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage, purchase price allocation with respect to business combinations including the fair value of contingent consideration related to such combinations and the analysis of goodwill for impairment.

The process of estimating the ultimate amount of revenue to be collected, the IBNR liabilities, purchase price allocation with respect to business combinations including the fair value of contingent consideration related to such combinations and the analysis of goodwill for impairment involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2009.

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets as of September 30, 2009 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $2,755,000 and $3,323,000 at September 30, 2009 and December 31, 2008, respectively. Except with respect to the Medicare and Medicaid programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the nine months ended September 30, 2009 and 2008, approximately 49.1% and 51.3%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 32.5% and 35.2% of the net accounts receivable at September 30, 2009 and December 31, 2008, respectively.

Note 2. Recently Adopted and New Accounting Principles

Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles for all nongovernmental entities, superseding existing accounting literature and pronouncements by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force, and other related accounting literature. This new pronouncement reorganizes all U.S. generally accepted accounting principles into approximately 90 accounting topics, displays them using a consistent structure, and includes relevant SEC guidance organized using the same topical structure in separate sections. After adopting this new pronouncement on September 30, 2009, we have ceased the use of reference to specific Statements of Financial Accounting Standards or other accounting literature in our disclosures as we did in our previous SEC filings, and use the term “GAAP” to refer to any and all authoritative U.S. generally accepted accounting principles established by this new pronouncement. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows.

On January 1, 2009, we adopted newly issued GAAP related to business combinations which introduces significant changes in the accounting for and reporting of business acquisitions. This new GAAP, which replaced existing GAAP, changes how business acquisitions are accounted for and impacts financial statements at the acquisition date and in subsequent periods. An acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date are recognized as part of on-going operations. In addition, this new GAAP has an impact on the goodwill impairment test associated with acquisitions. Its provisions are effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of this new GAAP on our consolidated financial statements depends on the nature, terms and size of our business combinations that occur after the effective date. As of September 30, 2009, this new GAAP did not have a material impact to our financial position, results of operations or cash flows.

On January 1, 2008, we adopted revised GAAP related to fair value measures for our financial assets and liabilities. In February 2008, the FASB deferred the effective date of this revised GAAP for certain nonfinancial assets and nonfinancial liabilities to our fiscal 2009. This revised GAAP defines fair value and provides a framework for measuring fair value. It also requires expanded disclosure requirements which include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. This revised GAAP applies to any GAAP that requires or permits fair value measurements. The adoption of this revised GAAP on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted revised GAAP which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. The adoption of this GAAP did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted revised GAAP which requires additional disclosures about the fair value of financial instruments for interim reporting periods. This adoption did not have a material impact on our financial position, results of operations or cash flows.

On April 1, 2009, we adopted newly issued GAAP which requires that a public company evaluate subsequent events through the date when it issues its financial statements and disclose the date and any material nonrecognized subsequent events. The adoption of this GAAP did not have a material impact on our financial position, results of operations or cash flows.

New Accounting Principles

In June 2009, the FASB issued revised GAAP which amends the existing GAAP on VIE’s and changes the consolidation guidance applicable to a VIE. The revised GAAP requires the use of a qualitative analysis rather than a quantitative analysis to determine whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE. The revised GAAP also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, while the existing GAAP only requires reconsideration of the primary beneficiary of a VIE when specific events occur. Enhanced disclosures about an enterprise’s involvement with a VIE will also be required. This revised GAAP will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this revised GAAP will not have a material impact on our financial position, results of operations or cash flows.

Note 3. Acquisitions

For acquisitions closed on or after January 1, 2009, we recognize all of the assets acquired and liabilities assumed at the acquisition-date fair value and expense all transaction related costs.

During the nine months ended September 30, 2009, in connection with the acquisition of assets of six hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for four of the completed acquisitions provide for future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration related to transactions that occurred in 2009 is recognized at the acquisition-date, while additional consideration amounts related to transactions that occurred prior to 2009 are recorded on their respective measurement dates as additional goodwill. Subsequent changes, if any, to the acquisition-date fair value of transactions that occur on or after January 1, 2009 are recognized as part of on-going operations. We evaluated the carrying value of all 2009 acquisitions and determined that a fair value adjustment was not required for the nine month period ended September 30, 2009.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2009, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible Assets	Furniture and Equipment	Total
Acquired assets – paid and accrued:
2009 transactions	$17,089	$273	$6	$17,368
Addition to prior year transactions	2,489	—	—	2,489

Total acquired assets	19,578	273	6	19,857

Cash paid for acquisitions:
2009 transactions	10,150	273	6	10,429
Prior year transactions	3,978	—	—	3,978

Total cash paid for acquisitions	14,128	273	6	14,407

Net increase in payable for practice acquisitions	$5,450	$—	$—	$5,450

Note 4. Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Claims-made coverage covers only those claims reported during the policy period. The current policy period is effective through December 31, 2009. Unlike our claims-made policy in effect in 2008 that contained self-insurance retention, the 2009 claims-made policy provides first dollar coverage on new claims reported in 2009. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2009 policy at acceptable costs and on favorable terms upon expiration.

We recorded reserves for self-insurance retention related to the policy plan year of 2008 and prior years and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At September 30, 2009 and December 31, 2008, the balances of our reserves for future claims and liabilities were $11,882,000 and $11,759,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility), as further amended through October 2007, provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital, practice acquisitions and capital expenditures. The outstanding principal balance under the term loan portion of the Credit Facility was zero and $7,800,000 as of September 30, 2009 and December 31, 2008, respectively. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At September 30, 2009, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2009, we were in compliance with such financial covenants and restrictions.

Note 6. Income Taxes

We recorded a provision for income taxes of $2,804,000 and $2,281,000 for the three months ended September 30, 2009 and 2008, and $8,565,000 and $6,462,000 for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 37.8% and 42.0% for the three months ended September 30, 2009 and 2008, and 39.2% and 42.0% for nine months ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate in 2009 reflects a new enterprise zone tax credit recorded commencing in the fourth quarter of 2008 and benefit from utilization of net operating losses previously subject to a valuation allowance. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2009, we had accrued a total of $86,000 for estimated interest and penalties related to uncertain tax positions.

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

Note 7. Stock-Based Compensation

At September 30, 2009, we had three stock-based employee compensation plans: the 1997 Equity Participation Plan (1997 Plan), the 2002 Equity Participation Plan (2002 Plan) and the 2007 Equity Participation Plan (2007 Plan). We reserved 1,054,688 common shares for issuance pursuant to the 1997 Plan, 531,250 common shares for issuance pursuant to the 2002 Plan, and 1,007,673 common shares for issuance pursuant to the 2007 Plan. For each calendar year until 2013, the number of shares authorized for issuance under the 2007 plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the 2002 or 1997 equity participation plans that are subsequently forfeited by the participants. As of September 30, 2009, a total of 151,423 shares of our common stock were available for issuance under our stock-based employee compensation plans.

The options under the three plans generally vest over a four-year period from the date of the grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

All options granted during the nine months ended September 30, 2009 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $516,000 and $307,000 for the three months ended September 30, 2009 and 2008, and $1,470,000 and $641,000 for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses. As of September 30, 2009, there was $3,873,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.23%	2.30%	2.20%	2.32%
Expected volatility	40.00%	37.00%	40.00%	37.00%
Expected option life (in years)	6.03	6.19	5.99	6.22
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with GAAP.

The following table summarizes the combined activity in the 1997 Plan, the 2002 Plan and the 2007 Plan, during the nine months ended September 30, 2009 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2008	678,432	$10.71			$4.64
Changes during period:
Granted	450,960	15.81			6.90
Exercised	(48,907)	6.95			3.03
Forfeited	(11,533)	10.51			5.32

Options outstanding as of September 30, 2009	1,068,952	$13.04	8.33	$19,681	$5.66

Options exercisable as of September 30, 2009	372,177	$9.59	7.32	$8,136	$3.97

Note 8. Preferred Stock

Upon consummation of our initial public offering (IPO) in January 2008, all preferred stock shares converted into 9,025,195 shares of common stock and warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our IPO into 32,143 shares of common stock in a cashless exchange using the treasury method. All remaining warrants were exercised as of October 2008.

Note 9. Earnings Per Share

Prior to our initial public offering (IPO), we had issued securities other than common stock that contractually entitled the holder to participate in dividends and earnings of our company. Upon the completion of our IPO on January 30, 2008, all of our securities other than our common stock were converted into shares of our common stock (see Note 8 for further discussion). As a result, we are required to use the Two-Class Method to compute earnings per share for the first quarter and year-to-date periods of 2008. Under the Two-Class Method, we allocate earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. We do not present basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the Two-Class Method.

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2008 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income attributable to common stockholders	$4,619	$3,150	$13,261	$8,230

Weighted average number of common shares outstanding	16,122,506	15,784,261	16,104,732	14,037,183

Basic net income per share attributable to common stockholders	$0.29	$0.20	$0.82	$0.59

Diluted:
Net income attributable to common stockholders	$4,619	$3,150	$13,261	$8,230

Weighted average number of common shares outstanding	16,122,506	15,784,261	16,104,732	14,037,183
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	333,234	203,082	204,203	270,842

Weighted average number of common and common equivalents	16,455,740	15,987,343	16,308,935	14,308,025

Diluted net income per share attributable to common stockholders	$0.28	$0.20	$0.81	$0.58

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At September 30, 2009 there were approximately 228 and 33,327 outstanding stock options with an exercise price above the average market price for the three and nine months ended September 30, 2009.

The following pro forma of basic and diluted earnings per share assumes the conversion of preferred shares to common stock as well as a cashless exchange of warrants at the beginning of the period using the treasury stock method for the nine months ended September 30, 2008 (dollars in thousands, except per share data):

Nine months Ended September 30, 2008
Basic:
Net income attributable to common stockholders—historical	$8,230
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$8,926

Weighted average number of common shares outstanding—historical	14,037,183
Add number of preferred shares converted to common shares and related warrants	843,888

Common shares outstanding—pro forma	14,881,071

Basic net income per share attributable to common stockholders—pro forma	$0.60

Diluted:
Net income attributable to common stockholders—historical	$8,230
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$8,926

Weighted average number of common shares outstanding—historical	14,037,183
Add number of preferred shares converted to common shares and related warrants	843,888
Add weighted average number of dilutive common equivalent shares	217,482

Common shares outstanding—pro forma	15,098,553

Diluted net income per share attributable to common stockholders—pro forma	$0.59

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

Note 11. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2009 (dollars in thousands).

	Fair Value Measurement at September 30, 2009
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$6,920	$6,920

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2009 (dollars in thousands).

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Payable for Practice Acquisition	Payable for Practice Acquisition
Beginning balance	$5,120	$—
Addition through acquisition – 2009 transactions	1,800	6,920

Ending balance	$6,920	$6,920

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

We measure certain assets including goodwill and other intangible assets at fair value on a nonrecurring basis. Those assets are written down to fair value when they are deemed to be impaired. During the three and nine months ended September 30, 2009 and 2008, we did not recognize any impairments on such assets.

Note 12. Subsequent Events

We evaluated our subsequent events through November 2, 2009, the date of issuance of our consolidated financial statements. During the period from October 1, 2009 to November 2, 2009, we completed the acquisition of the assets of one hospitalist physician practice.

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

Acquisitions

During the nine months ended September 30, 2009, we acquired the assets of six hospitalist physician practices for a total estimated purchase price of $17,368,000. In connection with these acquisitions, we recorded goodwill of $17,089,000, furniture and equipment of $6,000 and other identifiable intangible assets of $273,000 consisting of physician, payor and hospital agreements. We also recorded $2,489,000 of additional goodwill related to contingent consideration pertaining to acquisitions that occurred prior to 2009.

Subsequent to September 30, 2009, we completed the acquisition of the assets of one hospitalist physician practice.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. Effective January 1, 2009, the Medicare update resulted in an estimated overall 4.6% weighted average increase in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an estimated overall 2.6% increase in our net patient revenue per encounter.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions from 2004 to 2009. Based on current data, CMS is projecting a rate reduction of 21.5% for 2010, if Congress does not take legislative action as they have done in prior years.

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

CMS announced that, taken together, refining the practice expenses, eliminating payment for the consultation codes and revising the treatment of malpractice premiums would increase payments to general practitioners, family physicians, internists, and geriatric specialists by between 6 and 8 percent (before taking into account the proposed negative SGR update and other proposed changes to the fee schedule). If approved, we estimate that these changes, before taking into account the negative SGR update, will result in an estimated overall weighted average increase of 6% to 8% in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an estimated overall increase of 3% to 4% in our net patient revenue per encounter.

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

We have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our affiliated hospitalists to sustain profitability. Additionally, quarterly results may be affected by the timing of practice acquisitions and the hiring and termination of our affiliated hospitalists.

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating data – patient encounters	823,000	692,000	2,429,000	2,037,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.2%	72.5%	73.0%	72.7%
General and administrative	16.5%	18.0%	16.6%	17.9%
Depreciation and amortization	0.7%	1.0%	0.8%	0.9%

Total operating expenses	90.4%	91.5%	90.4%	91.5%

Income from operations	9.6%	8.5%	9.6%	8.5%
Investment income	0.0%	0.3%	0.0%	0.3%
Interest expense	0.0%	(0.2)%	0.0%	(0.4)%

Income before income taxes	9.6%	8.6%	9.6%	8.4%
Income tax provision	3.6%	3.6%	3.8%	3.5%

Net income	6.0%	5.0%	5.8%	4.9%

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our patient encounters for the three months ended September 30, 2009 increased 18.9% to 823,000, compared to 692,000 for the same period last year. Net revenue for the three months ended September 30, 2009 was $77.5 million, an increase of $14.3 million, or 22.7%, from $63.2 million for the three months ended September 30, 2008. Of this $14.3 million increase, $11.9 million or 83.2% was attributable to same-market area growth and $2.4 million was attributable to revenue generated from a new market acquisition that we completed in the third quarter of 2008 and from a second new market in which we completed two practice acquisitions, one each in the second and third quarters of 2009. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was the result of a 16.1% increase in patient encounters and a 3.2% increase in patient revenue per encounter, with the remainder due to an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates effective January 1, 2009 for the codes applicable to the services performed by our affiliated hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the three months ended September 30, 2009 were $56.8 million or 73.2% of net revenue compared to $45.8 million or 72.5% of net revenue for the three months ended September 30, 2008. These costs increased by $11.0 million or 23.9%. Same-market area physician costs increased a total of $9.3 million, of which $0.5 million was primarily the result of increased costs related to existing affiliated hospitalists and $8.8 million was from costs of net new hires or acquired physician practices in the same-market area . In addition, $1.7 million of the $11.0 million overall cost increase is attributable to physician costs associated with our two new markets. The increase in physician costs as a percentage of revenue is the result of more practices under development.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $1.4 million, or 12.5%, to $12.8 million, or 16.5% of net revenue, for the three months ended September 30, 2009, as compared to $11.4 million, or

18.0% of net revenue for the three months ended September 30, 2008. The increase in expense is the result of increased stock based compensation, several additional national physician meetings during the quarter and increased costs to support the continuing growth of our operations, including a new regional office to support one of our two new markets and increases in corporate development expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Income from operations increased $2.0 million, or 37.9%, to $7.4 million, as compared to $5.4 million for the same period in the prior year. Our operating margin increased to 9.6% for the three months ended September 30, 2009 from 8.5% for the three months ended September 30, 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

Our effective tax rate for the three months ended September 30, 2009 was 37.8% compared to 42.0% for the three months ended September 30, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit we have recorded commencing in the fourth quarter of 2008 and benefit from utilization of net operating losses previously subject to a valuation allowance. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2009, we expect our 2009 effective income tax rate to be approximately 39.4%.

Net income increased to $4.6 million for the three months ended September 30, 2009, as compared to $3.2 million for the three months ended September 30, 2008, and our net income margin increased to 6.0% from 5.0% for the same period in the prior year. The net income margin increase to 6.0% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our patient encounters for the nine months ended September 30, 2009 increased 19.3% to 2,429,000, compared to 2,037,000 for the same period last year. Net revenue for the nine months ended September 30, 2009 was $228.4 million, an increase of $45.5 million, or 24.9%, from $182.9 million for the nine months ended September 30, 2008. Of this $45.5 million increase, $35.5 million or 78.0% was attributable to same-market area growth and $10.0 million was attributable to revenue generated from a new market acquisition that we completed in the third quarter of 2008 and from a second new market in which we completed two practice acquisitions, one each in the second and third quarters of 2009. The change in same-market area net revenue was the result of a 14.0% increase in patient encounters and a 4.2% increase in patient revenue per encounter, with the remainder due to an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates effective January 1, 2009 for the codes applicable to the services performed by our affiliated hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the nine months ended September 30, 2009 were $166.7 million or 73.0% of net revenue compared to $133.0 million or 72.7% of net revenue for the nine months ended September 30, 2008. These costs increased by $33.7 million or 25.4%. Same-market area physician costs increased a total of $26.6 million, of which $24.5 million was from costs of net new hires or acquired physician practices in the same-market area. Costs related to existing physicians increased by $2.1 million. In addition, $7.1 million of the $33.7 million overall cost increase is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of practices under development.

General and administrative expenses increased $5.2 million, or 15.9%, to $37.9 million, or 16.6% of net revenue, for the nine months ended September 30, 2009, as compared to $32.7 million, or 17.9% of net revenue for the nine months ended September 30, 2008. The increase in expense is the result of increased stock based compensation, an increase in the number of national physician meetings and increased costs to support the continuing growth of our operations, including a new regional office to support our new market acquisition, additional corporate development, and finance and information technology expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Depreciation and amortization expense increased by $0.2 million to $1.7 million for the nine months ended September 30, 2009, as compared to $1.5 million for the nine months ended September 30, 2008. This increase is attributable to depreciation related to added computer hardware and software and to amortization of identifiable intangible assets related to our acquisitions.

Income from operations increased $6.4 million, or 41.0%, to $22.0 million, as compared to $15.6 million for the same period in the prior year. Our operating margin increased to 9.6% for the nine months ended September 30, 2009 from 8.5% for the nine months ended September 30, 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.3 million for the nine months ended September 30, 2009, as compared to interest expense of $0.7 million for the nine months ended September 30, 2008. The decrease in interest expense is primarily attributable to the lower term-loan balances during the nine months ended September 30, 2009 compared to the same period in the prior year and the payoff of the balances outstanding on our term-loan and equipment loans in June 2009.

Our effective tax rate for the nine months ended September 30, 2009 was 39.2% compared to 42.0% for the nine months ended September 30, 2008. The decrease in the effective tax rate reflects a new enterprise zone tax credit we have recorded commencing in the fourth quarter of 2008 and benefit from utilization of net operating losses previously subject to a valuation allowance.

Net income increased to $13.3 million for the nine months ended September 30, 2009, as compared to $8.9 million for the nine months ended September 30, 2008, and our net income margin increased to 5.8% from 4.9% for the same period in the prior year. The net income margin increase to 5.8% is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2009 increased to $24.2 million compared to $17.6 million for the same period of 2008. Accounts receivable increased by $1.8 million during the nine months ended September 30, 2009. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 55 DSO as of September 30, 2009 compared to 60 DSO as of December 31, 2008. We calculate our DSO using a three-month rolling average of net revenues. Accrued compensation increased $4.9 million for the 2009 period compared to a decrease of $0.1 million for the 2008 period due to the timing of our bi-weekly payday in relation to the period ending date of September 30. Prepaid expenses decreased by $4.2 million for the 2009 period compared to a decrease of $6.4 million for the 2008 period. The 2009 decrease was primarily the result of expensing prepaid malpractice premiums. The 2008 decrease in prepaid expenses was higher than the 2009 decrease because of prepaid costs related to our initial public offering in early 2008.

Net cash used in investing activities was $15.8 million for the nine months ended September 30, 2009, compared to $17.8 million for the same period in 2008. Cash of $14.4 million was used in 2009 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $16.3 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the nine months ended September 30, 2009, net cash used in financing activities was $8.0 million, compared to $48.3 million provided by financing activities for the same period in 2008. In January 2008, we completed our initial public offering which resulted in aggregate net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds of our initial public offering to pay off the outstanding balance of $14.1 million under the revolving portion of our Credit Facility in January 2008, and in late June 2009 we paid off all remaining debt of $7.3 million under our term loan and our equipment financing loans. In July 2008, we completed a follow-on public offering which resulted in aggregate net proceeds of $19.0 million to us after payment of underwriting discounts and commissions and offering expenses. We intend to continue to use the net proceeds of the initial and follow-on public offerings for general corporate purposes, including the acquisitions of physician practices and working capital.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. The outstanding principal balance under the term loan portion of the Credit Facility was zero and $7.8 million as of September 30, 2009 and December 31, 2008, respectively. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At September 30, 2009, we had a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the nine months. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2009, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at September 30, 2009.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2009, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of November 2009.

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