Form 10-K
period 2009-12-31
IPC The Hospitalist Company, Inc.
filed 2010-02-22
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $412,003,841, computed by reference to the closing price on the NASDAQ Global Market of $26.69 per share of Common Stock on June 30, 2009. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 17, 2010, there were 16,222,298 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

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

Forward-Looking Statements

This Report including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2009, our 1,036 affiliated hospitalists, including physicians, nurse practitioners and physician assistants, provide hospitalist solutions at over 475 hospitals and other inpatient facilities in 21 states. We have had more than 8.2 million patient encounters since the beginning of 2007. Collectively, our affiliated hospitalists work with more than 33,000 referring physicians and 3,100 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first physician practice in 1998 and have increased the number of our practice groups to over 180 as of December 31, 2009. Since the beginning of 2007, we have acquired 27 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, and we also employ over 450 other physicians and non-physician providers and contract with over 200 independent contractors, who provide episodic care as needed.

We assist hospitals and payors in improving quality of care, increasing operating efficiencies and reducing costs. Through our affiliated hospitalists, we provide, manage and coordinate the care of hospitalized patients and serve as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or their specialties. We also provide our affiliated hospitalists with the infrastructure, information management systems, specialized training programs and administrative support necessary to perform these services. We believe we are an attractive employer to hospitalists, whether practicing as individuals or in groups, because our administrative services help reduce the burden associated with managing a physician practice. Likewise, we believe hospitalists choose to affiliate with us because of our leadership position, financial resources, technology-based infrastructure, commitment to training and development, and our performance-based compensation. We provide a comprehensive solution of clinical and management experience, proprietary technology and high quality of care to healthcare constituents, which we believe provides us with a sustained competitive advantage to capitalize on the rapid growth in demand for hospitalists.

Industry Overview

Hospitalist medicine is an emerging specialty. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Hospitalists receive medical training generally in primary care, with many having experience in internal medicine, family practice or other medical specialties. Hospitalists differ from primary care physicians and specialists by treating patients only in a non-office based setting. By focusing exclusively on inpatient medicine, a hospitalist develops practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital. We believe hospitalists serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings. According to a study published in the December 20, 2007 issue of the New England Journal of Medicine, patients cared for by a hospitalist had their average length of stay shortened by 12%, or nearly half a day, compared with patients not under the care of a hospitalist. Also, according to a study published in a 2008 issue of Human Resource Management, the hospitalist model lowers the risk of patient re-admissions by 41.8%.

Hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities, rehabilitation hospitals and skilled nursing facilities. Acute care hospitals represent the largest component of inpatient facilities in which hospitalists practice. According to a survey conducted by the American Hospital Association in 2008, there are approximately 5,800 registered hospitals in the United States with approximately 37.5 million patient admissions. In 2007 the average length of stay was approximately 5.5 days. In 2007, total U.S. spending on hospital care was $697 billion and is expected to grow at a compound annual growth rate of approximately 7.0% to $1,374 billion in 2018 according to the Centers for Medicare and Medicaid Services.

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

According to the Society of Hospitalist Medicine (SHM), the number of hospitalists has grown from an estimated 800 in the mid-1990s to approximately 30,000 in 2010, making it one of the fastest-growing medical disciplines in the United States. A study by the American Hospital Association released in 2008 indicates that over 50% of all hospitals have formal hospitalist programs and we believe based on our operational experience that a greater number of hospitals have hospitalists practicing within their facilities.

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

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2009 we employ or currently affiliate with 1,036 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

We generate approximately 94% of our net revenues through our affiliated hospitalists’ patient encounters at hospitals and other inpatient facilities including acute, sub-acute and long-term care settings. Patients are referred to our affiliated hospitalists through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues is substantially comprised of contracts with hospitals and other inpatient facilities to provide hospitalist services.

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

Our affiliated hospitalists provide alternative sites of inpatient care with consistent on-site physician availability and experience, which we believe benefits the alternative site of inpatient care by providing a single point of contact and enhances regular communication with other healthcare constituents outside the site of care. By coordinating inpatient care at such facilities, we believe our affiliated hospitalists manage the appropriate utilization of patient care to the benefit of both the facility and the patient.

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

Transition Management. We use IPC-Link® to create customized surveys for patients who are discharged to home from an inpatient facility. To assist in monitoring and documenting the patient’s discharge or transition to outpatient care, IPC-Link® provides our call center with patient information and follow-up instructions. Our system provides for our dedicated call center staff of patient representatives and nurses to contact the discharged patient, usually within 48 hours of discharge to home, to discuss the patient’s ability to understand post-discharge instructions, obtain prescribed medication, schedule an appointment with a primary care physician, and fulfill other health-related post-discharge needs. Our system enables us to identify a patient’s post-discharge medical issues on a near real-time basis, coordinate care with the appropriate care provider, improve outcomes, lower the re-admission rate into inpatient facilities, and decrease our medical malpractice risk.

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

Compliance. Compliance programs are an important part of our business that permit us and our affiliated hospitalists to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance program, including proprietary compliance issue tracking databases, routine checks of the U.S. Department of Health and Human Services Office of the Inspector General (OIG) list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new-hire training program for our entire staff.

Our Operating Structure

We are a national hospitalist group practice consisting of over 180 local practice groups operating in 16 different regions as of December 31, 2009. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our 16 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

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

The term of these contracts varies between facilities, but they typically can be terminated with cause for various reasons and usually contain provisions allowing for termination without cause by either party upon 90 days notice. Agreements with the inpatient facilities typically contain confidentiality provisions and requirements that the facilities maintain their own insurance.

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

Our affiliated hospitalists generally are paid a competitive fixed base salary, and most are eligible to participate in our physician incentive compensation plan, which provides varying bonuses based upon productivity and practice group profitability. We typically provide professional liability and workers compensation coverage, along with vacation, sick leave, continuing medical education, health, disability and 401(k) benefits.

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

Geographic Coverage

We currently provide services in the following 21 states: Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, and Texas. During 2009, approximately 69% of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Texas accounted for approximately 24% of our net revenue for 2009. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the 21 states in which we currently operate.

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

Unlike our claims-made policy in effect prior to 2009 that contained a self-insurance retention, our 2009 claims-made policy provided first dollar coverage up to our policy limits on new claims reported in 2009. In December 2009, we renewed our annual professional liability insurance policy for 2010, effective January 1, 2010, under the same terms as our 2009 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2010 policy at acceptable costs and on favorable terms upon expiration.

During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

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

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2008 and 2009:

Job Description	2008	2009
Employed physicians	580	703
Nurse practitioners and physician assistants	79	105
Independent contracted physicians	122	228
Non-clinical employees	369	415

Total	1,150	1,451

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 450 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

Legal Proceedings

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

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

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including OIG, the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse affect on our business, financial condition and results of operations.

False Claims Acts

The federal civil False Claims Act imposes civil liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record material to a false claim. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

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

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 (as adjusted for inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid (or, in lieu of exclusion, a Corporate Integrity Agreement entered into with OIG). In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Fraud Enforcement and Recovery Act (FERA) of 2009 was enacted on May 20, 2009, and among other things, amends and broadens the federal civil False Claims Act. Significantly, FERA expands the government’s potential legal claims against providers and their subcontractors for failing to timely repay obligations, which under the language of the statute would generally include known overpayments. In addition, FERA clarifies that the False Claims Act applies even to claims not submitted directly to the federal government, such as provider claims to Medicaid, Medicare HMOs, or Medicaid HMOs which are submitted through Medicare contractors. FERA also facilitates increased cooperation between and enforcement efforts by various components of the federal government, co-prosecuting state agencies, and whistleblowers by allowing increased sharing of information, and significantly increasing federal funding for fraud detection and prosecution.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 (DRA) amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 31 states and the District of Columbia have some form of state false claims acts. As of January 2010, the OIG has reviewed 20 of these and determined that fourteen of these satisfy the DRA standards, and we anticipate this figure will continue to increase. The 14 states are: California, Georgia, Hawaii, Illinois, Indiana, Massachusetts, Michigan, Nevada, New York, Rhode Island, Tennessee, Texas, Virginia and Wisconsin. Of the 21 states in which we currently operate, the following seventeen states have some form of a state false claims act : California, Colorado, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Oklahoma, Rhode Island, Tennessee and Texas.

Anti-Kickback Statutes

The federal Anti-Kickback Statute contained in the Social Security Act prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a beneficiary of Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to induce referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs.

Due to the breadth of the Anti-Kickback Statute’s broad prohibition, there are a number of statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the OIG has published safe harbor regulations that outline arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, certain imaging services, and other items or services that our affiliated physicians may order. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Compliance with all elements of the applicable Stark Law exception is mandatory.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by “HIPAA covered entities,” which include entities like IPC, our affiliated hospitalists, and practice groups.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic PHI received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

The American Recovery and Reinvestment Act enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates,” which include IPC when we are working on behalf of our practice groups.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the recently promulgated “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. Formal enforcement of the new breach notification regulations will begin as of February 22, 2010 and we are taking reasonable steps to reduce the amount of unsecured PHI we handle and retain.

In light of HITECH, we expect increased federal and state HIPAA privacy and security enforcement efforts. State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. This methodology for compensation to harmed individuals must be in place by February 17, 2012.

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

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumer’s financial information (Personal Information). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other accountable state agency. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the 21 states in which we currently operate, we believe that the following thirteen states prohibit the corporate practice of medicine: California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Nevada, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

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

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. The current Medicare fee schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies upon, in part, a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in the past and whose reoccurrence we cannot predict.

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

Some of our relationships are pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations. These organizations are subject to various state laws and regulations, including federal Employment Retirement Income Security Act of 1974 (ERISA) requirements. We try to secure mutually agreeable contracts with payors that enable our affiliated hospitalists to be listed as in-network participants within the payors’ provider networks. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors.

In some cases, our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full usual and customary charges. If payment is less than our full usual and customary charges, we bill the balance to the patient, subject to state and federal billing practice laws and regulations. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off related to self-pay patients are based on the specific facts and circumstances related to each individual patient account. We cannot guarantee that the rates of payment we receive will cover the costs of our services.

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

The goal of our Compliance Program is to prevent, detect, mitigate, respond to, and resolve regulatory risks. Nevertheless, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•

federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•

a provision of the federal Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•

a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare and Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that provides penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

provisions of HIPAA and Health Information Technology for Economic and Clinical Health Act (HITECH) limiting how healthcare providers and HIPAA business associates may use and disclose individually identifiable protected health information (PHI) and the security measures taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•

federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•

federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•

federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•

provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes; that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse; and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

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

Responding to these audit and enforcement activities can be costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation and a finding is made that we were incorrectly reimbursed, we may be required to repay these agencies or private payors, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We also may be subject to other financial sanctions or be required to modify our operations.

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

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of patient-identifiable protected health information, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain patient health information in paper and electronic format. This portion of our IPC-Link ® platform relies solely on the electronic exchange of patient-identifiable healthcare information. New patient health information standards, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur, especially with IPC-Link®. If our non-compliance with existing or new laws and regulations related to patient health information results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or criminal sanctions.

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order minimize the amount of PHI we handle and retain that is considered “unsecured PHI” by HHS guidance or to implement improved administrative, technical or physical barriers to protect PHI. We may incur significant costs in order to evaluate whether or not a breach of unsecured PHI has occurred, which individual’s information was breached, and whether or not the potential for harm to the individual exists as a result of the breach. We may incur significant costs to notify the relevant individuals and entities in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by the breach.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated hospitalist joins us, we must enroll the affiliated hospitalist under our applicable group identification number for Medicare or Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the hospitalist renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated hospitalists in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.

We may face malpractice and other lawsuits that may not be covered by insurance.

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated hospitalists, may also share in the full liability which may be substantial. We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists. During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009. We cannot assure this will not occur again in the future and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical malpractice liability losses which are subject to inherent uncertainties and a deficiency in the established reserves may lead to a reduction in our net income.

Our medical malpractice policies are written on a claims-made basis. Unlike our claims-made policy in effect in 2008 that contained self-insurance retention, the 2009 and 2010 claims-made policies provide first dollar coverage up to our policy limits on new claims reported in 2009 and 2010. We record reserves for our self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported during the policy period, based upon actuarial loss projections using our historical loss experience. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements.

In the fourth quarters of 2007 and 2008, we recorded reductions of $0.8 million and $1.0 million, respectively, in our claims and professional liability reserves because our final 2007 and 2008 year end actuarial loss projections were less than the interim actuarial loss projections for the year due to favorable trends in the ratio of claims to our number of encounters and reductions in the estimates of the ultimate costs per claim. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income. Our annual provision for medical malpractice claims as a percentage of net revenues for the years ended December 31, 2007, 2008 and 2009 were 1.4%, 1.1% and 0.4%, respectively. The decline to 0.4% in 2009 as compared to 1.1% in 2008 is the result of changing to first dollar coverage up to our policy limits effective with our 2009 policy.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our employed affiliated hospitalist turnover rate in 2008 and 2009 were 21% and 15%, respectively. If this turnover rate were to increase significantly, our recruiting efforts could be over-extended, our growth could be impeded, the consistency of our services could be negatively affected, and our reputation in the healthcare community could be adversely impacted.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2009, approximately 17.2% of our employed hospitalists were not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

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

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule. Each year on January 1st, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. While

Congress has intervened in the past few years to mitigate the impact of this, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the Medicare Physician Fee Schedule methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. In December 2009, Congress passed a stay of the negative update to the Sustainable Growth Rate (SGR) for a two month period of January and February 2010. Based on current data, the Center for Medicare and Medicaid Services (CMS) is projecting a rate reduction of approximately 21% for 2010, if Congress does not take further legislative action as they have done in prior years.

In December 2009, CMS finalized several changes to refine Medicare payments to physicians effective January 1, 2010, which increased payment rates for primary care services. The proposals include an update to the practice expense component of physician fees which is to be implemented over four years. CMS also ceased payments for consultation codes, which are typically billed by specialists, including our physicians, and were paid at a higher rate than equivalent evaluation and management (E/M) services. Practitioners will use existing E/M service codes when providing these services instead. Resulting savings were redistributed to increase payments for the existing E/M services. In addition, CMS refined how Medicare recognizes the cost of professional liability insurance in its payment system. Also, effective January 1, 2010, the Geographic Practice Cost Indices floor of 1.0 expired which resulted in a decrease in payments to any geographic area with an index of less than 1.0. These changes, taken together with the stay in the negative update to the SGR, resulted in an estimated 1% - 2% increase in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an overall estimated increase of less than 1% in our net patient revenue per encounter.

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

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The U.S. Department of Health and Human Services Office of the Inspector General (OIG) maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our Compliance Program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

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

We currently derive approximately 6% of our net revenue from contracts directly with hospitals for hospitalist services. Our current partner hospitals may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such hospitals, which would negatively impact our revenue and profitability.

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

Approximately 69% of our net revenue in 2009 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 16%, 16%, 7%, 6%, and 24%, respectively, of our revenue in 2009. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

We may incur significant costs if we are required to adopt certain provisions under the Health Information Technology for Economic and Clinical Health Act.

HITECH was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. Among the many provisions of HITECH, are those relating to the implementation and use of certified Electronic Health Records (EHRs). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, if we are required to adopt the use of EHRs utilized by these healthcare facilities, or comply with any related provisions of HITECH, we may incur significant costs which could have a material adverse effect on our business operations and financial position.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2007 to 2009 our annual patient encounters increased from 2,153,000 to 3,291,000 and we increased our number of hospitalists from 546 to 1,036. We have managed this growth by augmenting the staff of our corporate office and the staff of our 16 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

The terms of our debt agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing secured debt agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt agreement includes covenants, including requirements that:

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

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2009 is $91.7 million as compared to stockholders’ equity of $145.1 million.

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

As a result of the fluctuations caused by these factors and due to the timing of acquisitions, our results of operations for any quarter are not indicative of results of operations for any future period or full year. These variations in our results of operations could contribute to volatility in the price of our common stock. In addition, we have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our affiliated hospitalists to sustain profitability.

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

Market Information

Our common stock has been traded on the NASDAQ Global Market since January 25, 2008, the date of our initial public offering, under the symbol “IPCM.” On such date, we sold 3,300,000 shares of common stock and the selling stockholders sold 1,900,000 shares of common stock. The underwriters had an option to purchase a maximum of 705,000 additional shares from the selling stockholders to cover over-allotments of shares, which they exercised on January 28, 2008. Prior to our initial public offering, there had been no public market for our common stock. The initial public offering price of our common stock on January 25, 2008 was $16.00 per share. After the offering, there were 14,844,934 shares of our common stock outstanding.

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

Following is a table presenting the closing sales prices on the NASDAQ Global Market for a share of our common stock by fiscal quarter for fiscal years 2009 and 2008:

	High	Low
2009
4th Quarter	$34.09	$30.21
3rd Quarter	$33.75	$25.87
2nd Quarter	$28.92	$16.89
1st Quarter	$20.22	$14.07
2008
4th Quarter	$24.59	$13.46
3rd Quarter	$28.11	$18.73
2nd Quarter	$23.84	$18.82
1st Quarter (beginning January 25, 2008)	$22.48	$16.57

Holders

As of February 17, 2010, we had 118 holders of record of our common stock, and the closing price on that date for our common stock was $38.25 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 25, 2008, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: NASDAQ Healthcare Index and Russell 2000 Index Total Return. The graph assumes an initial investment of $100 on January 25, 2008. The comparisons in the graph are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock.

Note 1: Data complete through last fiscal year.

Note 2: Peer group indices use beginning of period market capitalization weighting.

Note 3: Calculated (or derived) based from CRSP NASDAQ Health Services, Center for Research in Security Prices (CRSP®), Graduate Copyright Zacks, Investment Research, Inc. 2009. Used with permission. All rights reserved.

Use of Proceeds from Sales of Registered Securities

On January 30, 2008, we closed an initial public offering of our common stock consisting of 5,905,000 shares of common stock. Of these shares, 3,300,000 were newly issued shares sold by us and 2,605,000 were existing shares sold by the selling stockholders, including 705,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-145850), which the SEC declared effective on January 24, 2008. Credit Suisse and Jefferies & Company acted as lead underwriters.

The public offering price was $16.00 per share and $94.5 million in the aggregate. Underwriting discounts and commissions were $1.12 per share and $6.6 million in the aggregate. Proceeds after expenses to us were $13.99 per share and $46.2 million in the aggregate. Proceeds after expenses to the selling stockholders were $14.88 per share and $38.8 million in the aggregate.

On July 21, 2008, we closed a follow-on public offering for the sale of 4,025,000 shares of our common stock. Of these shares 1,135,231 shares were newly issued shares sold by us, and 2,889,769 were shares sold by existing stockholders, including 525,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-151722), which the SEC declared effective on July 16, 2008. Credit Suisse and Jefferies & Company acted as lead underwriters.

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

We used the net proceeds of the initial public offering to repay $14.1 million of our debt outstanding under our revolving credit facility and intend to continue to use the balance from the initial public offering and follow-on offering for general corporate purposes, including the acquisition of physician practices and working capital.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2009 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(dollars in thousands, except for per share data)
Consolidated Statements of Operations Data:
Net revenue	$110,883	$148,098	$190,002	$251,179	$310,521
Operating expenses:
Cost of services—physician practice salaries, benefits and other	78,966	109,332	136,960	181,850	225,801
General and administrative	27,587	32,330	37,874	44,701	51,338
Depreciation and amortization	671	1,098	1,396	2,146	2,295
Litigation loss and professional liability settlements(1),(2),(3)	3,025	1,377	—	—	750

Total operating expenses	110,249	144,137	176,230	228,697	280,184

Income from operations	634	3,961	13,772	22,482	30,337
Investment income	342	233	397	604	84
Interest expense	(309)	(1,313)	(1,691)	(868)	(293)
Loss on fair value of preferred stock warrant liabilities(4)	(90)	(690)	(8,781)	—	—

Income before income taxes and cumulative effect of change in accounting principle	577	2,191	3,697	22,218	30,128
Income tax (benefit) provision(5)	(4,009)	413	4,564	8,664	11,501

Net income (loss) before cumulative effect of change in accounting principle	4,586	1,778	(867)	13,554	18,627
Cumulative effect of change in accounting principle	(941)	—	—	—	—

Net income (loss)	3,645	1,778	(867)	13,554	18,627
Accretion of redeemable convertible preferred stock(4)	(248)	(271)	(229)	—	—
Income allocable to preferred stockholders	(3,397)	(1,507)	—	(696)	—

Net (loss) income attributable to common stockholders	$—	$—	$(1,096)	$12,858	$18,627

Per share data:
Net (loss) income per share attributable to common stockholders—historical(6):
Basic	$—	$—	$(0.64)	$0.88	$1.16

Diluted	$—	$—	$(0.64)	$0.87	$1.14

Net income (loss) per share attributable to common stockholders— pro forma(7):
Basic	$0.36	$0.17	$(0.08)	$0.89	N/A

Diluted	$0.35	$0.16	$(0.08)	$0.88	N/A

Other Operating Data:
Number of patient encounters (in thousands)	1,302	1,747	2,153	2,790	3,294
Hospitalists at end of the year	421	432	546	781	1,036

Other Financial Information:
Net cash provided by (used in) operating activities	$1,415	$(4,768)	$1,442	$14,368	$23,484
Net cash (used in) provided by investing activities	(18,931)	754	(13,729)	(31,460)	(22,112)
Net cash provided by (used in) financing activities	8,758	3,239	13,317	47,510	7,293
Net (decrease) increase in cash and cash equivalents	(8,758)	(775)	1,030	30,418	(5,921)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,721	$5,946	$6,976	$37,394	$31,473
Total assets	63,187	76,029	97,376	162,691	188,212
Total debt including current portion of long-term debt	11,458	14,451	26,822	8,839	—
Redeemable convertible preferred stock	42,731	43,002	—	—	—
Total stockholders’ (deficit) equity	(12,796)	(11,014)	43,017	122,947	145,077

(1)	In 2005, we recorded $3.0 million as a litigation loss related to a judgment resulting from an action brought by a former non-physician independent contractor. In December 2007, the judgment and accrued interest were paid in full.

(2)	During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the settlement at the net present value of $1.3 million of which we paid $0.8 million during 2006 and the balance was paid in 2007. We also recorded additional legal fees related to the appeal of the judgment in connection with the action brought by a former non-physician independent contractor in 2005.

(3)	During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

(4)	On October 29, 2007, our certificate of incorporation was amended to remove the redemption feature of our preferred stock. On such date, our redeemable convertible preferred stock was no longer redeemable and the warrants to purchase such stock were reclassified to permanent equity. Upon completion of our initial public offering, warrants held by our preferred stockholders were automatically converted into 609,197 shares of our common stock in a cashless exchange using the treasury stock method and the remaining warrants exercisable into 86,458 common shares, were classified as permanent equity. All remaining warrants were exercised as of October 2008.

(5)	During 2005, our income tax valuation allowance, primarily related to net operating losses was partially reversed based on historical earnings and expected future income from operations adequate to recognize a significant portion of our deferred tax assets. During 2006, the remaining valuation allowance for consolidated entities that file consolidated tax returns was reversed for the same reasons as for 2005.

(6)	All per share data has been adjusted to reflect a 1-for-6.4 reverse stock split which was completed in January 2008.

(7)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2009, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with 1,036 hospitalists who provide hospitalist services at over 475 hospitals and medical facilities in 21 states. We have had more than 8.2 million patient encounters since the beginning of 2007. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 180. Since the beginning of 2007, we have acquired 27 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, and we also employ over 450 other physicians and non-physician providers and contract with over 200 independent contractors, who provide episodic care as needed.

Subsequent to December 31, 2009, we completed the acquisition of the assets of one hospitalist physician practice.

During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

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

Practice Acquisitions

During the year ended December 31, 2009, we acquired the assets of eight hospitalist physician practices for a total estimated purchase price of $24,294,000. In connection with these acquisitions, we recorded goodwill of $23,519,000, furniture and equipment of $6,000 and other identifiable intangible assets of $769,000 consisting of physician, payor and hospital agreements. We also recorded $4,289,000 of additional goodwill related to contingent consideration pertaining to acquisitions that occurred prior to 2009. Total transaction costs of $82,000 for 2009 acquisitions were expensed as incurred.

Key Performance Indicators

We manage our business by monitoring certain key performance indicators that impact our revenue and profitability. The most important key performance indicators for our business are:

•

Patient encounters — billable encounters generated by our affiliated hospitalists. Typically we have one billable encounter per patient per day although our affiliated hospitalists may have several interactions with a patient during a twenty-four hour period.

•	Revenue per encounter — net revenue from patient billings divided by patient encounters.

•

Average encounters per hospitalist per day — the number of patient encounters for a day divided by the number of hospitalists, adjusted for full or part-time status, measured for the same period. We use this metric to monitor our affiliated hospitalists’ productivity.

Geographic Coverage and Revenue

During 2007, 2008 and 2009 approximately 71%, 67% and 69%, respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Texas accounted for approximately, 27%, 26% and 24% of our net revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 94% of our net revenue primarily from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 6% of our net revenue from hospitals and other inpatient facilities for organizing and managing hospitalist programs, providing medical directorships and providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

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

We determine our net revenue from patient billings based on our estimate of collections from payors. Our fee schedule is the same for all parties regardless of geography or party responsible for paying the bill for our services. We are reimbursed by Medicare and Medicaid at government established rates, by managed care and insurance organizations at contracted rates or other discounted rates and have various arrangements with other third-party insurers. In addition, patients may be personally responsible for a deductible or co-payment under their third-party payor coverage. We may provide discounted or free services to self-pay patients who require hospital admission when we are providing admission coverage for emergency departments, if our collection attempts are unsuccessful. Due to the uncertainty regarding collectability of charges associated with services we provide to uninsured patients and patients with co-pay or deductible balances, our net revenue recognition for these patients is based on our expected cash collections.

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Medicare	46%	45%	43%
Medicaid	4%	5%	5%
Other third parties	40%	43%	45%
Self-pay patients	10%	7%	7%

	100%	100%	100%

The decrease in the percentage of our self-pay patients from 2007 to 2008 reflects better identification of sources of reimbursement for patient encounters and reduction in coverage of emergency departments in certain cases. The percentage of our net revenue related to self-pay patients is a significantly smaller percentage of our net revenues as much of these services are uncompensated.

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

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions each year from 2004 to 2009. In December 2009, Congress passed a stay of the negative update to the SGR for a two month period of January and February 2010. Based on current data, CMS is projecting a rate reduction of approximately 21% for 2010 if Congress does not take further legislative action as they have done in prior years.

In December, 2009, CMS finalized several changes to refine Medicare payments to physicians effective January 1, 2010, which increased payment rates for primary care services. The proposals include an update to the practice expense component of physician fees which is to be implemented over four years. CMS also ceased payments for consultation codes, which are typically billed by specialists, including our physicians, and were paid at a higher rate than equivalent evaluation and management (E/M) services. Practitioners will use existing E/M service codes when providing these services instead. Resulting savings were redistributed to increase payments for the existing E/M services. In addition, CMS refined how Medicare recognizes the cost of professional liability insurance in its payment system. Also, effective January 1, 2010, the Geographic Practice Cost Indices floor of 1.0 expired which resulted in a decrease in payments to any geographic area with an index of less than 1.0. These changes, taken together with the stay in the negative update to the SGR, resulted in an estimated 1% - 2% increase in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an overall estimated increase of less than 1% in our net patient revenue per encounter

While Congress has intervened in the past few years to mitigate projected CMS rate reductions, there is no guarantee that Congress will continue to do so in the future Similarly, no assurance can be provided as to the ultimate content, timing or effect of any other healthcare reform legislation being considered by Congress, nor is it possible at this time to estimate the impact of any potential healthcare reform legislation on our business.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements (the Professional Medical Corporations). Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payors, including governmental programs, such as Medicare and Medicaid, managed care organizations, insurance companies, hospitals and amounts due from patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated by management to be uncollectible. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted. We also regularly analyze the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary.

Goodwill and Other Intangible Assets

We record acquired assets and liabilities and additional future consideration at their acquisition-date fair values, and expense all transaction related costs under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for certain completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to new GAAP, the estimated fair value of additional future consideration related to transactions that are completed on or after January 1, 2009, is accrued at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment, at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2007, 2008 and 2009, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

For 2008 and prior years, we were self-insured up to certain limits for costs associated with professional liability claims. Reserves are evaluated regularly for such self-insurance retention. As of January 1, 2009, our professional liability insurance was changed to first dollar coverage up to our policy limits. Our malpractice policies are on a claims-made basis; consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Recently Adopted and New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of operations information stated as a percentage of net revenue:

	Year Ended December 31,
	2007	2008	2009
Operating data—patient encounters	2,153,000	2,790,000	3,294,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services-physician practice salaries, benefits and other	72.1%	72.4%	72.7%
General and administrative	19.9%	17.8%	16.5%
Depreciation and amortization	0.7%	0.8%	0.8%
Professional liability settlement	0.0%	0.0%	0.2%

Total operating expenses	92.7%	91.0%	90.2%

Income from operations	7.3%	9.0%	9.8%
Investment income	0.2%	0.2%	0.0%
Interest expense	(0.9)%	(0.4)%	(0.1)%
Loss on fair value of preferred stock warrant liabilities	(4.6)%	0.0%	0.0%

Income before income taxes	2.0%	8.8%	9.7%
Income tax provision	2.4%	3.4%	3.7%

Net income (loss)	(0.4)%	5.4%	6.0%

Year ended December 31, 2009 compared to year ended December 31, 2008

Our patient encounters for 2009 increased 18.1% to 3,294,000, compared to 2,790,000 for 2008. Net revenue for 2009 was $310.5 million, an increase of $59.3 million, or 23.6%, from $251.2 million for 2008. Of this $59.3 million increase, $45.8 million or 77.2% was attributable to same-market area growth and $13.5 million was attributable to revenue generated from acquisitions which enabled us to enter new markets. We entered one of these new markets through an acquisition in the third quarter of 2008 and two new markets through acquisitions in 2009. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. Same-market area net revenue increased 18.7% primarily as the result of a 13.5% increase in patient encounters and a 3.8% increase in patient revenue per encounter, with the remainder due to an increase in hospital contract revenue. The increase in patient revenue per encounter was partially due to a 2.6% net increase in Medicare reimbursement rates effective January 1, 2009 for the codes applicable to the services performed by our affiliated hospitalists and the remainder is a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for 2009 were $225.8 million or 72.7% of net revenue compared to $181.9 million or 72.4% of net revenue for 2008. These costs increased by $43.9 million or 24.2%. Same-market area physician costs increased a total of $34.3 million, of which $30.8 million was from costs of net new hires or acquired physician practices in the same-market area. Costs related to existing physicians increased by $3.5 million. In addition, $9.6 million of the $43.9 million overall cost increase is attributable to physician costs associated with new market openings and new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of practices under development.

General and administrative expenses increased $6.6 million, or 14.8%, to $51.3 million, or 16.5% of net revenue, for 2009, as compared to $44.7 million, or 17.8% of net revenue for 2008. The increase in expense is the result of increased stock based compensation, an increase in the number of national physician meetings and increased costs to support the continuing growth of our operations, including a new regional office to support a new market acquisition, additional corporate development, and finance and information technology expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

Income from operations increased $7.8 million, or 34.9%, to $30.3 million, as compared to $22.5 million for 2008. Our operating margin increased to 9.8% for 2009 from 9.0% for 2008. The increase in operating margin percentage is directly attributable to the reduction in general and administrative expenses as a percentage of net revenue.

We recorded interest expense of $0.3 million for 2009, as compared to $0.9 million for 2008. The decrease in interest expense is primarily attributable to the lower term-loan balances during 2009 compared to 2008 and the payoff of the balances outstanding on our term-loan and equipment loans in June 2009.

Our effective tax rate for the year ended December 31, 2009 was 38.2% compared to 39.0% for the year ended December 31, 2008. The 2009 effective tax rate differs from 2008 primarily due to an increase in state enterprise zone tax credits. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. We expect our 2010 effective income tax rate to be approximately 39.0%.

Net income increased to $18.6 million for 2009, as compared to $13.6 million for 2008, and our net income margin increased to 6.0% from 5.4% for the same period in the prior year. The net income margin increase to 6.0 % is primarily the result of leveraging our general and administrative expenses over a larger revenue base as we grow our practices and acquire new practices.

Year ended December 31, 2008 compared to year ended December 31, 2007

Our patient encounters for 2008 increased 29.6% to 2,790,000, compared to 2,153,000 for 2007. Net revenue for the year ended December 31, 2008 was $251.2 million, an increase of $61.2 million, or 32.2%, from $190.0 million for the year ended December 31, 2007. Of this $61.2 million increase, $36.3 million, or 59.3% was attributable to same-market area growth and $24.9 million was attributable to revenue generated from completed acquisitions during 2008 and 2007. Same-market area net revenue increased 20.1% primarily as the result of a 16.6% increase in patient encounters. Overall net revenue per encounter increased by 2.1%, primarily as a result of an increase in revenue from hospital contracts and increases in net patient revenue per encounter primarily as a result of improvements in our billing processes and collections.

Physician practice salaries, benefits and other expenses for the year ended December 31, 2008 were $181.9 million or 72.4% of net revenue compared to $137.0 million or 72.1% of net revenue for the year ended December 31, 2007. These costs increased by $44.9 million or 32.8%. Same-market area physician costs increased a total of $26.6 million, or 20.3% of which $6.4 million was primarily the result of increased salaries, practice bonuses and other costs related to an increase in existing hospitalists’ productivity and $20.2 million was from costs of net new hires or acquired physicians in the same-market area practices. The remaining increased cost of $18.3 million is attributable to physician costs associated with new market acquisitions. Physician costs as a percentage of net revenue increased slightly as a result of lower physician productivity in new practices under development.

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

In June 2009, we paid off all remaining debt of $7.3 million under our term loan and our equipment financing loans. At December 31, 2009, we had $31.5 million in cash and cash equivalents.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operating activities for 2009 increased to $23.5 million compared to $14.4 million for 2008. Accounts receivable increased by $3.8 million during 2009. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO decreased to 54 DSO as of December 31, 2009 compared to 60 DSO as of December 31, 2008. We calculate our DSO using a three-month rolling average of net revenues. Accrued compensation increased $3.8 million for 2009 compared to a decrease of $1.2 million for 2008 due to the timing of our bi-weekly payroll in relation to the period ending date of December 31. Prepaid expenses increased by $0.5 million for 2009 compared to a decrease of $2.1 million for 2008. The 2008 decrease in prepaid expenses was higher than the 2009 decrease because of prepaid costs related to our initial public offering in early 2008.

Net cash used in investing activities was $22.1 million for 2009, compared to $31.5 million for 2008. Cash of $20.2 million was used in 2009 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $29.9 million used in 2008. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2009, net cash used in financing activities was $7.3 million, compared to $47.5 million provided by financing activities for 2008. In January 2008, we completed our initial public offering which resulted in aggregate net proceeds of $46.2 million to us after payment of underwriting discounts and commissions and offering expenses. We used part of the proceeds of our initial public offering to pay off the outstanding balance of $14.1 million under the revolving portion of our Credit Facility in January 2008, and in late June 2009 we paid off all remaining debt of $7.3 million under our term loan and our equipment financing loans. In July 2008, we completed a follow-on public offering which resulted in aggregate net proceeds of $19.0 million to us after payment of underwriting discounts and commissions and offering expenses. We intend to continue to use the net proceeds of the initial and follow-on public offerings for general corporate purposes, including the acquisitions of physician practices and working capital.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008 was $14.4 million compared to $1.4 million provided by operations for the same period of 2007. Operating cash flow from changes in working capital for the year ended December 31, 2008 increased by $7.2 million. Accounts receivable increased by $5.0 million during the year ended December 31, 2008. However, DSO decreased to 60 DSO as of December 31, 2008 compared to 69 DSO as of December 31, 2007. Prepaid expenses decreased by $2.1 million for the 2008 period compared to an increase of $3.2 million for the 2007 period. The decrease was primarily the result of funding of $1.8 million in prepaid IPO costs from our public stock offering in January 2008.

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

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. The outstanding principal balance under the term loan portion of the Credit Facility was zero and $8.8 million as of December 31, 2009 and 2008, respectively. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At December 31, 2009, we had a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding for each quarter. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2009, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2009:

	Due in Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations	$1,881	$1,125	$516	$222	$189	$99	$4,032
Acquisition earn-out payments(1)	7,622	3,117	—	—	—	—	10,739
Accrued professional liability settlement(2)	750	—	—	—	—	—	750
Medical malpractice reserves—self-insured retention(3)	467	109	36	24	11	12	659

Sub-total contractual obligations	10,720	4,351	552	246	200	111	16,180
Medical malpractice reserve—claims-made basis(3)	239	1,420	2,704	2,748	1,864	2,515	11,490

Total contractual obligations and reserves	$10,959	$5,771	$3,256	$2,994	$2,064	$2,626	$27,670

(1)	In February 2010, we paid $0.9 million of additional consideration that was accrued at December 31, 2009, related to the acquisition of various hospitalist physician practices in 2008. In addition to the initial consideration paid pursuant to certain other asset purchase agreements entered into during the year ended December 31, 2009, additional future consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are estimated to be approximately $10.7 million and the majority of such payments are expected to be made during 2010, with the remaining amounts to be paid in early 2011. Such additional consideration is not contingent upon the future employment of the sellers.

(2)	During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009.

(3)	We were self-insured up to certain limits for costs associated with professional liability claims reported prior to January 1, 2009. Effective January 1, 2009, we are fully insured up to our policy limits through third party malpractice insurance policies. We establish reserves that we expect to pay for the self-insurance retention. Our malpractice policies are on a claims-made basis, consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. So long as we maintain third party malpractice insurance policies, the claims in excess of self-insured retention will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We had no outstanding borrowings under the term loan portion of our Credit Facility at December 31, 2009.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2009, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 52.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2008 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2008 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally in FASB Statement No. 141(R), Business Combinations (coded in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2010

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	As of December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$37,394	$31,473
Accounts receivable, net	44,474	48,276
Prepaid expenses and other current assets	8,081	8,531

Total current assets	89,949	88,280
Furniture and equipment, net	2,452	3,011
Goodwill	63,893	91,701
Other intangible assets, net	2,905	2,776
Deferred tax assets, net	3,492	2,444

Total assets	$162,691	$188,212

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,664	$4,083
Accrued compensation	11,232	15,017
Payables for practice acquisitions	2,476	10,739
Medical malpractice and self-insurance reserves, current portion	539	706
Accrued professional liability settlement	—	750
Deferred tax liabilities	481	134
Short-term debt and current portion of long-term debt	3,471	—

Total current liabilities	22,863	31,429
Long-term debt, less current portion	5,368	—
Medical malpractice and self-insurance reserves, less current portion	11,220	11,443
Other long-term liabilities	293	263

Total liabilities	39,744	43,135
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,068,835 and 16,161,813 shares issued and outstanding at December 31, 2008 and 2009, respectively	16	16
Additional paid-in capital	122,024	125,527
Retained earnings	907	19,534

Total stockholders’ equity	122,947	145,077

Total liabilities and stockholders’ equity	$162,691	$188,212

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Operations

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2007	2008	2009
Net revenue	$190,002	$251,179	$310,521
Operating expenses:
Cost of services—physician practice salaries, benefits and other	136,960	181,850	225,801
General and administrative	37,874	44,701	51,338
Depreciation and amortization	1,396	2,146	2,295
Professional liability settlement	—	—	750

Total operating expenses	176,230	228,697	280,184

Income from operations	13,772	22,482	30,337
Investment income	397	604	84
Interest expense	(1,691)	(868)	(293)
Loss on fair value of preferred stock warrant liabilities	(8,781)	—	—

Income before income taxes	3,697	22,218	30,128
Income tax provision	4,564	8,664	11,501

Net (loss) income	(867)	13,554	18,627
Accretion of redeemable convertible preferred stock	(229)	—	—
Income allocable to preferred stockholders	—	(696)	—

Net (loss) income attributable to common stockholders	$(1,096)	$12,858	$18,627

Per share data:
Net (loss) income per share attributable to common stockholders—historical:
Basic	$(0.64)	$0.88	$1.16

Diluted	$(0.64)	$0.87	$1.14

Net (loss) income per share attributable to common stockholders—pro forma:
Basic	$(0.08)	$0.89	N/A

Diluted	$(0.08)	$0.88	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except for per share data)

			Series A		Series B		Series C		Series D			(Accumulated Deficit) Retained Earnings
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional Paid-in Capital		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	1,244,257	$1	—	$—	—	$—	—	$—	—	$—	$27	$(11,042)	$(11,014)
Issuance of common stock	637,458	1	—	—	—	—	—	—	—	—	499	—	500
Repurchase of common stock	(3,333)	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	455	—	455
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	91	—	91
Reclassification of convertible preferred stock	—	—	10,318,866	10	17,893,968	18	11,139,850	11	18,408,551	18	43,173	—	43,230
Warrant fair value	—	—	—	—	—	—	—	—	—	—	11,369	—	11,369
Adjustment to initially apply accounting for uncertain tax positions	—	—	—	—	—	—	—	—	—	—	—	(509)	(509)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(867)	(867)

Balance at December 31, 2007	1,878,382	2	10,318,866	10	17,893,968	18	11,139,850	11	18,408,551	18	55,605	(12,647)	43,017
Initial public offering of common stock, net of $6,636 of offering costs	3,300,000	3	—	—	—	—	—	—	—	—	46,161	—	46,164
Conversion of preferred stock to common stock in connection with initial public offering	9,025,195	9	(10,318,866)	(10)	(17,893,968)	(18)	(11,139,850)	(11)	(18,408,551)	(18)	—	—	(48)
Issuance of common stock for warrants exercised on a cashless basis in connection with initial public offering	641,340	1	—	—	—	—	—	—	—	—	—	—	1
Follow-on public offering of common stock, net of $2,020 of offering costs	1,135,231	1	—	—	—	—	—	—	—	—	18,981	—	18,982
Issuance of common stock	88,687	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	454	—	454
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	881	—	881
Net income	—	—	—	—	—	—	—	—	—	—	—	13,554	13,554

Balance at December 31, 2008	16,068,835	16	—	—	—	—	—	—	—	—	122,024	907	122,947
Issuance of common stock	92,978	—	—	—	—	—	—	—	—	—	736	—	736
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	810	—	810
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,957	—	1,957
Net income	—	—	—	—	—	—	—	—	—	—	—	18,627	18,627

Balance at December 31, 2009	16,161,813	$16	—	$—	—	$—	—	$—	—	$—	$125,527	$19,534	$145,077

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2007	2008	2009
Operating activities
Net (loss) income	$(867)	$13,554	$18,627
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,396	2,146	2,295
Stock-based compensation expense	91	881	1,957
Tax liability reduction for uncertain tax positions	—	(7)	(30)
Deferred income taxes	1,336	(103)	701
Change in acquisition fair value	—	—	(158)
Revaluation of preferred stock warrant liabilities	8,781	—	—
Changes in assets and liabilities:
Accounts receivable	(7,976)	(4,980)	(3,802)
Prepaid expenses and other current assets	(3,382)	2,122	(450)
Accounts payable and accrued liabilities	(344)	(3)	(581)
Accrued compensation	4,159	(1,150)	3,785
Medical malpractice and self-insurance reserves	1,846	1,908	390
Accrued professional liability settlement	(3,598)	—	750

Net cash provided by operating activities	1,442	14,368	23,484

Investing activities
Acquisitions of physician practices	(15,303)	(29,921)	(20,162)
Purchase of furniture and equipment	(926)	(1,539)	(1,950)
Elimination of cash restriction by lender	2,500	—	—

Net cash used in investing activities	(13,729)	(31,460)	(22,112)

Financing activities
Proceeds from (repayments of) long-term debt and capital leases, net	12,371	(17,986)	(8,839)
Net proceeds from issuance of common stock	491	65,042	736
Excess tax benefits from stock-based compensation	455	454	810

Net cash provided by (used in) financing activities	13,317	47,510	(7,293)

Net increase (decrease) in cash and cash equivalents	1,030	30,418	(5,921)
Cash and cash equivalents, beginning of year	5,946	6,976	37,394

Cash and cash equivalents, end of year	$6,976	$37,394	$31,473

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,021	$827	$314

Income taxes	$4,234	$7,764	$9,338

Acquisitions of physician practices consisted of the following:
Acquired assets:
Goodwill and intangible assets	$13,429	$31,987	$28,577
Furniture and equipment	—	118	6
Accrued consideration	1,874	(2,184)	(8,421)

Net cash paid for acquisitions	$15,303	$29,921	$20,162

Accretion of redeemable convertible preferred stock	$(229)	$—	$—

Reclassification of convertible preferred stock to equity	$43,231	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Reporting

We operate in a regional operating structure. The results of our regional operations are aggregated into a single reportable segment for purposes of presenting financial information.

Revenue

Net revenue consists of fees for medical services provided by our affiliated hospitalists under fee-for-service, case rate and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies, and hospitals. Net revenue is reported on the accrual basis in the period in which services are provided, at rates that reflect the amount expected to be collected. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, payor mix, age of receivables, historical cash collection experience and other relevant information. Revenue related to patient responsibility accounts is recorded at amounts reasonably assured of collection, which is net of a provision for uncollectible accounts. During 2007, 2008 and 2009, we recorded a provision for uncollectible accounts of $6,649,000, $8,498,000, and $10,054,000, respectively. We write off uncollectible accounts receivable after reasonable collection efforts have been exhausted.

During 2007, 2008 and 2009, approximately 50%, 50% and, 48%, respectively, of our patient volume was from Medicare and Medicaid programs.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment.

The process of estimating the net realizable value of accounts receivable, the IBNR liabilities, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheet as of December 31, 2009 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

Our cash and cash equivalents consist of bank deposits, money market accounts and short-term securities with maturities of three months or less.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and patients. Accounts receivable are stated at the amount expected to be collected, net of reserves for amounts estimated to be uncollectible. At December 31, 2008 and 2009, we recorded an allowance for uncollectible accounts of $3,323,000, and $2,702,000, respectively. Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. Receivables from Medicare and Medicaid programs made up approximately 35% and 32% of the net accounts receivable at December 31, 2008 and 2009, respectively.

Furniture and Equipment

Furniture and equipment are stated on the basis of cost or fair value on the date of practice acquisition. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of items under capital leases is provided using the straight-line method. The depreciable life is generally three years for equipment and software, seven years for furniture, and the lesser of the useful life or lease period for leasehold improvements.

At December 31, furniture and equipment consisted of the following (dollars in thousands):

	2008	2009
Furniture	$1,432	$1,617
Computer equipment and software	6,592	8,205
Office equipment	1,535	1,609
Leasehold improvements	331	415

	9,890	11,846
Less: Accumulated depreciation and amortization	(7,438)	(8,835)

	$2,452	$3,011

Depreciation and amortization expense for furniture and equipment was $1,042,000, $1,395,000 and $1,397,000 for 2007, 2008 and 2009, respectively.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

We record acquired assets and liabilities and additional future consideration at their acquisition-date fair values, and expense all transaction related costs under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for certain completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to new GAAP, the estimated fair value of additional future consideration related to transactions that are completed on or after January 1, 2009, is accrued at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis at the entity level since we operate in only one line of business. The testing for impairment is completed using a two step test. The first step compares the fair value of the Company with its carrying amount, including goodwill. If the carrying amount of the entity exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2007, 2008 and 2009, no impairment indicators were present and no impairment was recognized.

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Claims-made coverage covers only those claims reported during the policy period. Unlike our claims-made policy in effect in 2008 that contained self-insurance retention, our 2009 claims-made policy provided first dollar coverage up to our policy limits on new claims reported in 2009. In December 2009, we renewed our annual professional liability insurance policy for 2010 effective January 1, 2010 under the same terms as our 2009 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2010 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for self-insurance retention related to the policy plan of 2008 and prior years and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At December 31, 2008 and 2009, our accrual for potential future uninsured claims, including a provision for IBNR not covered under our claims-made insurance policy was $11,759,000 and $12,149,000, respectively.

Stock-Based Compensation

At December 31, 2009, we had three stock-based employee compensation plans, which are described more fully in Note 6 to the Consolidated Financial Statements. Compensation cost recognized in 2007, 2008 and 2009 includes amounts for awards granted after December 31, 2005 and for awards outstanding on December 31, 2005 that are subsequently modified, based on the estimated grant-date fair value.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles for all nongovernmental entities, superseding existing accounting literature and pronouncements by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force, and other related accounting literature. This new pronouncement reorganizes all U.S. generally accepted accounting principles into approximately 90 accounting topics, displays them using a consistent structure, and includes relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections. After adopting this new pronouncement on September 30, 2009, we have ceased the use of reference to specific FASB Statements of Financial Accounting Standards or other accounting literature in our disclosures as we did in our previous SEC filings, and use the term “GAAP” to refer to any and all authoritative U.S. generally accepted accounting principles established by this new pronouncement. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have any impact on our financial position, results of operations or cash flows.

On January 1, 2009, we adopted newly issued GAAP related to business combinations which introduces significant changes in the accounting for and reporting of business acquisitions. This new GAAP changes how business acquisitions are accounted for and impacts financial statements at the acquisition date and in subsequent periods. An acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date are recognized as part of on-going operations. Its provisions are effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of this new GAAP on our consolidated financial statements depends on the nature, terms and size of our business combinations that occur after the effective date.

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Practice Acquisitions

For acquisitions closed on or after January 1, 2009, we recognize all of the assets acquired, liabilities assumed and future additional consideration at the acquisition-date fair value and expense all transaction related costs.

During 2009, in connection with the acquisition of assets of eight hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for six of the completed acquisitions provide for future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration related to transactions that occurred in 2009 is recognized at the acquisition-date, while additional consideration amounts related to transactions that occurred prior to 2009 are recorded on their respective measurement dates as additional goodwill. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations. We evaluated the carrying value of future consideration for all 2009 acquisitions as of December 31, 2009, and determined that the fair value of future consideration was $158,000 less than its carrying value. Such reduction is reflected in general and administration expenses.

We estimate the fair value of additional future considerations to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a company credit risk rate which we believe is acceptable by willing market participants.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total amounts recorded during 2009, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible Assets	Furniture and Equipment	Total
Acquired assets—paid and accrued:
2009 transactions	$23,519	$769	$6	$24,294
Addition to prior year transactions	4,289	—	—	4,289

Total acquired assets	27,808	769	6	28,583

Cash paid for acquisitions:
2009 transactions	13,934	769	6	14,709
Prior year transactions	5,453	—	—	5,453

Total cash paid for acquisitions	19,387	769	6	20,162

Accrued consideration	$8,421	$—	$—	8,421

Change in fair value of additional future consideration				(158)

Net increase in payable for practice acquisitions				$8,263

At December 31, other intangible assets consist of the following (dollars in thousands):

	2008	2009
Non-compete agreements	$1,059	$1,305
Hospital contracts	3,238	3,761

	4,297	5,066
Less: Accumulated amortization	(1,392)	(2,290)

	$2,905	$2,776

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 1.9 years at December 31, 2009. Amortization expense for identifiable intangible assets was $353,000, $751,000 and $898,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

Future estimated aggregate amortization expenses are as follows (dollars in thousands):

2010	$938
2011	712
2012	477
2013	445
2014	204

$2,776

3. Debt

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving line is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, depreciation, taxes, amortization and certain other non-cash items. Borrowings under the Credit Facility bear interest at a rate, based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2009, we were in compliance with such financial covenants and restrictions.

As of December 31, 2008, our principal balance under the term loan portion of the Credit Facility was $7,813,000. In June 2009, we paid off all outstanding debt under the term loan and our equipment financing loans. At December 31, 2009, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

At December 31, 2008, debt consisted of the following (dollars in thousands):

Term loan, secured by personal property with interest at rates ranging from 2.91% to 6.43%, due on September 15, 2011	$7,813
Loan agreements, secured by personal property, payable in monthly installments through December 2010, with interest at rates ranging from 6.51% to 8.51%	1,026

8,839
Less: Current portion	(3,471)

Long-term debt, long-term portion	$5,368

Interest costs and unused commitment fees for the years ended December 31 are comprised of the following (dollars in thousands):

	2007	2008	2009
Interest costs	$1,642	$796	$217
Unused commitment fees	49	72	76

Total interest expenses	$1,691	$868	$293

4. Income Taxes

We use the liability method of accounting for income taxes pursuant to GAAP. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for the years ended December 31, is comprised of the following (dollars in thousands):

	2007	2008	2009
Current:
Federal	$2,292	$7,398	$9,101
State	936	1,374	1,699

Total current	3,228	8,772	10,800
Deferred:
Federal	1,004	(100)	858
State	332	(8)	(157)

Total deferred	1,336	(108)	701

Total provision	$4,564	$8,664	$11,501

The 2007, 2008 and 2009 current tax provisions include $455,000, $454,000 and $810,000, respectively, of tax benefit from stock compensation recorded to additional paid-in capital.

Certain of our consolidated Professional Medical Corporations are not consolidated for tax return purposes. Included in the table below are the related effects of the separate return filing requirements. A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2007	2008	2009
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State taxes net of federal benefit	23.00%	3.97%	3.40%
Change in valuation allowance	(7.67)%	(0.12)%	(0.56)%
Change in federal deferred rate	(4.47)%	—	—
Fair value of preferred stock warrants	80.76%	—	—
Permanent differences and other	2.52%	0.18%	0.43%
Recognition of tax benefits for uncertain tax positions	(5.69)%	(0.03)%	(0.10)%

Income tax provision	123.45%	39.00%	38.17%

During 2007, the valuation allowance on consolidated Professional Medical Corporations that file separate tax returns was partially reversed based on the historical and current year earnings and expected future earnings. This reduction of valuation allowance combined with the adjustment to the federal rate applicable to deferred tax assets reduced our 2007 effective tax rate. However, our 2007 effective tax rate was unfavorably impacted by the nondeductible expense from recording the change in fair value of preferred stock warrant liabilities. The state tax impact of this unfavorable item in 2007 was reported in the state rate.

In 2009 there was an increase in state tax credits recognized which reduced the state rate and the overall effective tax rate when compared to 2008.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (dollars in thousands):

	2008	2009
Deferred tax assets:
Net operating loss (NOL) carryforwards	$870	$519
Allowance for uncollectible accounts	1,429	1,121
Compensation accruals	444	852
Accrued IBNR claims	5,057	5,042
Stock based compensation	367	1,007
State taxes and credits	170	425
Other	11	363

Total deferred tax assets	8,348	9,329
Less: Valuation allowance	(329)	(128)

Deferred tax assets, net	$8,019	$9,201
Deferred tax liabilities:
Prepaid insurance	(2,235)	(2,444)
Depreciation and amortization	(2,773)	(4,447)

Total deferred tax liabilities	(5,008)	(6,891)

Total net deferred tax asset	$3,011	$2,310

We evaluate the recoverability of our deferred tax assets based on operations. The remaining valuation allowance relates to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized.

As of December 31, 2009 we have federal NOL carryforwards of $1,394,000, which begin to expire in 2020, and state NOL carryforwards of $464,000, which begin to expire in 2014. Federal NOLs of $1,367,000 incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

As of December 31, 2009 we have California enterprise zone credit carryforwards of $316,000, which do not expire.

At December 31, 2009 we had $281,000 of gross unrecognized tax benefits (UTB), of which $215,000 would reduce the effective tax rate if recognized. Unrecognized tax benefits of approximately $227,000 related to intercompany interest charges are expected to decrease in the next 12 months due to the close of the statute of limitations.

Following is a tabular reconciliation of the gross UTB activity during 2009 (dollars in thousands):

Reconciliation of Gross Unrecognized Tax Benefits
Balance at December 31, 2008 excluding interest and penalties of $76	$325
Increases—tax positions taken in prior years	—
Decreases—tax provisions taken in prior years	—
Current year tax positions	—
Settlements	—
Lapse of statute of limitations	(44)

Balance at December 31, 2009 excluding interest and penalties of $88	$281

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 we have accrued a total of $88,000 of interest and penalties related to uncertain tax positions.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The statute for tax years 1997 to 2004 is closed, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are not aware of any notices of examination by any taxing authorities.

5. Defined Contribution Plan

Substantially all of our employees are eligible to participate in the IPC The Hospitalist Company, Inc. 401(k) Plan (the Plan) During 2007 the Plan was amended to increase the amount we contribute to 50% of the first 7% of the participant’s contributions, and effective July 1, 2007 to reduce the vesting period to one year. In January 2008 we further amended the Plan to provide for automatic enrollment of all new hires and existing employees not enrolled and to change the eligibility date to 60 days following an employee’s date of hire. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. Expense recognized in connection with our contributions amounted to approximately $2,422,000, $3,597,000 and $4,094,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

6. Stock-Based Compensation

At December 31, 2009, we had three stock-based employee compensation plans, for which we reserved a total of 2,593,611 common shares for issuance. Starting in 2007, we only issue shares from our 2007 Equity Participation Plan (2007 Plan). For each calendar year until 2013, the number of shares authorized for issuance under the 2007 Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. The number of shares available for issuance under the 2007 Plan will also be increased by any shares granted pursuant to the other two equity participation plans, which are subsequently forfeited by the participants. As of December 31, 2009, 152,652 shares of our common stock were available for issuance under our stock-based employee compensation plans. Pursuant to the 2007 Plan, the available shares of our common stock for issuance were increased by 405,247 on January 4, 2010.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

All options granted during the year ended December 31, 2007 and all options granted in January 2008 prior to our IPO on January 25, 2008, were issued with exercise prices equal to the fair value of shares at the date of the grant, as determined contemporaneously with the grants. As a result of our IPO, we revised our estimate of the fair value of common stock for financial accounting purposes for options granted in November 2007, based upon the offering price, after giving effect to a discount for lack of marketability. Our stock-based compensation expense for the year ended December 31, 2007 includes consideration of the revised fair value of common stock for the options granted in November 2007. Subsequent to our IPO, all options granted have been issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense for the year ended December 31, 2007, 2008 and 2009 was $91,000, $881,000 and $1,957,000, respectively, and such expense is included in general and administrative expenses. As of December 31, 2009, there was $3,424,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.7 years.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Risk-free interest rate	4.05 – 4.94%	2.33%	2.21%
Expected volatility	37.0%	37.0%	40.0%
Expected option life (in years)	6.25	6.20	6.00
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with GAAP.

The following table summarizes activity in our three stock-based employee compensation plans during the year ended December 31, 2009 (dollars in thousands, except for per share data):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding at December 31, 2008	678,432	$10.71			$4.64
Changes during year:
Granted	450,960	15.81			6.90
Exercised	(74,796)	6.37			2.69
Forfeited	(12,762)	9.73			5.02

Options outstanding at December 31, 2009	1,041,834	$13.24	8.14	$20,843	$5.75

Options exercisable at December 31, 2009	392,786	$10.38	7.29	$8,981	$4.32

The total intrinsic value of stock options exercised during the year ended December 31, 2009 was $1,599,000.

See Note 8 for information on warrants issued to purchase Preferred Stock.

7. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan (ESPP), which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock is made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For 2008, the offering period was six months and the annual deduction limits were reduced by 50%. Stock purchases are made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the NASDAQ Global Market) of a share of our common stock on the first or last day of the offering period, whichever is less. For the years ended December 31, 2008 and 2009, share based expense relating to the ESPP was $77,000 and $195,000, respectively, and is included in general and administrative expenses.

8. Redeemable Convertible Preferred Stock

Upon consummation of our IPO in January 2008, all preferred stock shares converted into 9,025,195 shares of common stock and warrants held by our preferred stockholders automatically converted into 609,197 shares of our common stock in a cashless exercise using the treasury stock method. Warrants held by a certain lender also converted at the completion of our IPO into 32,143 shares of common stock in a cashless exchange using the treasury method. All remaining warrants were exercised as of October 2008.

9. Earnings Per Share

Prior to our initial public offering (IPO), we had issued securities other than common stock that contractually entitled the holder to participate in dividends and earnings of our company. Upon the completion of our IPO on January 30, 2008, all of our securities other than our common stock were converted into shares of our common stock (see Note 8 for further discussion). As a result, we were required to use the Two-Class Method to compute earnings per share for all periods prior to the completion of our IPO. Under the Two-Class Method, we allocate earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. We do not present basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the Two-Class Method.

The calculations of basic and diluted net (loss) income per share attributable to common stockholders for the years ended December 31, 2007, 2008 and 2009 are as follows (dollars in thousands, except for per share data):

	2007	2008	2009
Basic:
Net (loss) income attributable to common stockholders	$(1,096)	$12,858	$18,627

Weighted average number of common shares outstanding	1,706,682	14,544,722	16,115,993

Basic net (loss) income per share attributable to common stockholders	$(0.64)	$0.88	$1.16

Diluted:
Net (loss) income attributable to common stockholders	$(1,096)	$12,858	$18,627

Weighted average number of common shares outstanding	1,706,682	14,544,722	16,115,993
Weighted average number of dilutive common equivalents from options to purchase common stock and preferred stock warrants	—	247,245	251,113

Weighted average number of common shares and common share equivalents	1,706,682	14,791,967	16,367,106

Diluted net (loss) income per share attributable to common stockholders	$(0.64)	$0.87	$1.14

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, 9,025,193 shares of our convertible preferred stock are excluded from the calculation of diluted net income per share attributable to common stockholders because to do so would be anti-dilutive. Outstanding stock options with an exercise price above market, are excluded from our diluted computation as their effect would be anti-dilutive. At December 31, 2008 and 2009, there were approximately 29,718 and 310 outstanding stock options with an exercise price above the average annual market price for 2008 and 2009, respectively.

The following pro forma of basic and diluted net (loss) income per share attributable to common stockholders in 2007 and 2008 assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method (dollars in thousands, except per share data):

	2007	2008
Basic:
Net (loss) income attributable to common stockholders—historical	$(1,096)	$12,858
Accretion of redeemable convertible preferred stockholders	229	—
Income allocable to preferred stockholders	—	696

Net (loss) income attributable to common stockholders—pro forma	$(867)	$13,554

Weighted average number of common shares outstanding—historical	1,706,682	14,544,722
Add number of preferred shares and warrants converted to common shares	9,511,089	631,763

Common shares outstanding—pro forma	11,217,771	15,176,485

Basic net (loss) income per share attributable to common stockholders—pro forma	$(0.08)	$0.89

Diluted:
Net (loss) income attributable to common stockholders—historical	$(1,096)	$12,858
Accretion of redeemable convertible preferred stockholders	229	—
Income allocable to preferred stockholders	—	696

Net (loss) income attributable to common stockholders—pro forma	$(867)	$13,554

Weighted average number of common shares outstanding—historical	1,706,682	14,544,722
Add: number of preferred shares and warrants converted to common shares	9,511,089	631,763
Add: weighted average number of dilutive common equivalent shares	—	207,298

Common shares outstanding—pro forma	11,217,771	15,383,783

Diluted net (loss) income per share attributable to common stockholders—pro forma	$(0.08)	$0.88

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining noncancelable leases as of December 31, 2009, are as follows (dollars in thousands):

2010	$1,881
2011	1,125
2012	516
2013	222
2014	189
Thereafter	99

Total	$4,032

Rent expense for 2007, 2008 and 2009 was approximately $1,787,000, $1,963,000 and $2,303,000, respectively.

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

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2009 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future where the outcomes of such claims are unfavorable. During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded the excess amount of $750,000 as professional liability settlement expense in our consolidated statement of operations for 2009 and accrued professional liability settlement in the current liabilities of our balance sheet as of December 31, 2009.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2009 (dollars in thousands):

	Fair Value Measurement at December 31, 2009
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$9,407	$9,407

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for 2009 (dollars in thousands):

Payable for Practice Acquisition
Beginning balance at December 31, 2008	$—
Addition through acquisition—2009 transactions	9,565
Change in fair value realized	(158)

Ending balance at December 31, 2009	$9,407

The change in fair value $158,000 is included in general and administration expenses.

The fair value of our payable for practice acquisitions that occur after January 1, 2009 is determined using widely accepted valuation techniques, which include the estimation of future consideration to be paid based on

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our payable for practice acquisitions are reassessed on a quarterly basis.

We measure certain assets including goodwill and other intangible assets at fair value on a nonrecurring basis. Those assets are written down to fair value when they are deemed to be impaired. During 2007, 2008 and 2009, we did not recognize any impairment on such assets.

12. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2008 and 2009 (dollars in thousands, except for per share data):

	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
Net revenue	$60,559	$59,154	$63,164	$68,302	$76,057	$74,783	$77,521	$82,160
Income from operations	5,427	4,803	5,389	6,863	7,567	7,019	7,433	8,318
Investment income	164	144	186	110	41	24	13	6
Interest expense	(385)	(194)	(144)	(145)	(79)	(169)	(23)	(22)

Income before income taxes	5,206	4,753	5,431	6,828	7,529	6,874	7,423	8,302
Income tax provision	2,186	1,997	2,281	2,200	3,012	2,749	2,804	2,936

Net income	$3,020	$2,756	$3,150	$4,628	$4,517	$4,125	$4,619	$5,366

Per share data:
Net income per share attributable to common stockholders—historical:
Price per share(1):
Basic	$0.20	$0.19	$0.20	$0.29	$0.28	$0.26	$0.29	$0.33

Diluted	$0.20	$0.18	$0.20	$0.28	$0.28	$0.25	$0.28	$0.32

Weighted average shares:
Basic	11,434,588	14,873,501	15,784,261	16,059,982	16,089,357	16,101,969	16,122,506	16,149,409

Diluted	11,831,936	15,087,795	15,987,343	16,239,765	16,258,950	16,297,917	16,455,740	16,532,069

Net income per share attributable to common stockholders—pro forma:
Price per share(1):
Basic	$0.22	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Diluted	$0.21	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Weighted average shares:
Basic	13,975,526	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Diluted	14,212,207	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

13. Subsequent Events

We have evaluated our subsequent events through February 22, 2010, the date of issuance of our 2009 annual consolidated financial statements. During the first quarter of 2010, we reached a preliminary agreement to settle a disputed professional liability claim for a prior year that is in excess of our insurance policy limit. The settlement remains subject to definitive documentation and is contingent upon receiving applicable court approval. We recorded the settlement amount of $750,000 as professional liability settlement expense in our consolidated statement of operations for 2009 and accrued professional liability settlement in the current liabilities of our balance sheet as of December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934 (Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2009, our internal control over financial reporting is effective.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2010 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2010 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 52.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2007	2008	2009
	(dollars in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$1,810	$2,972	$3,323
Amount charged against operating revenue	6,649	8,498	10,054
Accounts receivable write-offs (net of recoveries)	(5,487)	(8,147)	(10,675)

Balance at end of year	$2,972	$3,323	$2,702

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.3.1	Form of Amendment to Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4*	Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.5*	LIBOR Addendum to Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

Exhibit Number	Description of Document

10.6*	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2006 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.7*	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2007 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.8*	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 22, 2007, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.9*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.11†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 200-90806) filed on August 6, 2009)

10.12†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 200-90806) filed on August 6, 2009)

10.13†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 200-90806) filed on August 6, 2009)

10.14†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 200-90806) filed on August 6, 2009)

10.15†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on May 14, 2008)

10.16*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of InPatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated October 10, 2000

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

Exhibit Number	Description of Document

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2010.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2010.

Signature	Title

/s/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/s/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/s/ DEVRA G. SHAPIRO Devra G. Shapiro	Chief Financial Officer (Principal Financial Officer)

/s/ FERNANDO J. SARRIA Fernando J. Sarria	Chief Accounting Officer (Principal Accounting Officer)

/s/ MARK J. BROOKS Mark J. Brooks	Director

/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/s/ FRANCESCO FEDERICO, M.D. Francesco Federico, M.D.	Director

/s/ WOODRIN GROSSMAN Woodrin Grossman	Director

/s/ PATRICK G. HAYS Patrick G. Hays	Director

/s/ C. THOMAS SMITH C. Thomas Smith	Director

/s/ CHUCK TIMPE Chuck Timpe	Director