Form 10-Q
period 2010-03-31
IPC The Hospitalist Company, Inc.
filed 2010-04-26
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 19, 2010, there were 16,227,003 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,358	$31,473
Accounts receivable, net	50,292	48,276
Prepaid expenses and other current assets	5,631	8,531

Total current assets	96,281	88,280
Furniture and equipment, net	3,496	3,011
Goodwill	93,063	91,701
Other intangible assets, net	2,531	2,776
Deferred tax assets, net	2,444	2,444

Total assets	$197,815	$188,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,078	$4,083
Accrued compensation	16,968	15,017
Payables for practice acquisitions	9,570	10,739
Medical malpractice and self-insurance reserves, current portion	594	706
Accrued professional liability settlement	—	750
Deferred tax liabilities	134	134

Total current liabilities	33,344	31,429
Medical malpractice and self-insurance reserves, less current portion	11,782	11,443
Other long-term liabilities	263	263

Total liabilities	45,389	43,135
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,226,388 and 16,161,813 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	16	16
Additional paid-in capital	127,137	125,527
Retained earnings	25,273	19,534

Total stockholders’ equity	152,426	145,077

Total liabilities and stockholders’ equity	$197,815	$188,212

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$87,704	$76,057
Operating expenses:
Cost of services—physician practice salaries, benefits and other	63,660	55,461
General and administrative	13,993	12,441
Depreciation and amortization	623	588

Total operating expenses	78,276	68,490

Income from operations	9,428	7,567
Investment income	3	41
Interest expense	(22)	(79)

Income before income taxes	9,409	7,529
Income tax provision	3,670	3,012

Net income	$5,739	$4,517

Net income per share:
Basic	$0.35	$0.28

Diluted	$0.35	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$5,739	$4,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	588
Stock-based compensation expense	679	448
Change in acquisition fair value	13	—
Changes in assets and liabilities:
Accounts receivable	(2,016)	(1,561)
Prepaid expenses and other current assets	2,900	2,964
Accounts payable and accrued liabilities	1,995	513
Accrued compensation	1,951	3,085
Medical malpractice and self-insurance reserves	227	172
Accrued professional liability settlement	(750)	—

Net cash provided by operating activities	11,361	10,726

Investing activities
Acquisitions of physician practices	(2,555)	(4,792)
Purchase of furniture and equipment	(852)	(327)

Net cash used in investing activities	(3,407)	(5,119)

Financing activities
Repayments of long-term debt, net	—	(909)
Net proceeds from issuance of common stock	752	270
Excess tax benefits from stock-based compensation	179	17

Net cash provided by (used in) financing activities	931	(622)

Net increase in cash and cash equivalents	8,885	4,985
Cash and cash equivalents, beginning of period	31,473	37,394

Cash and cash equivalents, end of period	$40,358	$42,379

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$22	$76

Income taxes	$147	$195

Acquisitions of physician practices consisted of the following:
Acquired assets	$1,373	$6,932
Accrued consideration	(206)	(2,140)
Payments for prior years’ accrued consideration	1,388	—

Net cash paid for acquisitions	$2,555	$4,792

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 1. Operations and Significant Accounting Policies

Business

IPC The Hospitalist Company, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The physicians are primarily full-time employees of our subsidiaries or consolidated professional medical corporations (the Professional Medical Corporations), although part-time and temporary physicians are also employed or contracted on an as-needed basis.

We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010.

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and the Professional Medical Corporations managed under long-term management agreements. Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, estimated liabilities for claims incurred but not reported (IBNR) related to our medical malpractice coverage, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

The process of estimating the net realizable value of accounts receivable, the IBNR liabilities, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2010.

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets as of March 31, 2010 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected, net of reserves for amounts estimated by us to be uncollectible of $2,461,000 and $2,702,000 at March 31, 2010 and December 31, 2009, respectively. Except with respect to the Medicare and Medicaid programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the three months ended March 31, 2010 and 2009, approximately 50.9% and 50.1%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 33% and 32% of the net accounts receivable at March 31, 2010 and December 31, 2009, respectively.

Note 2. Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued revised GAAP which amends the existing GAAP on VIE’s and changes the consolidation guidance applicable to a VIE. The revised GAAP requires the use of a qualitative analysis rather than a quantitative analysis to determine whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE. The revised GAAP also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, while the existing GAAP only requires reconsideration of the primary beneficiary of a VIE when specific events occur. Enhanced disclosures about an enterprise’s involvement with a VIE is also required. We adopted this revised GAAP on January 1, 2010. The adoption of this revised GAAP did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued revised GAAP that requires additional fair value disclosures. The revised GAAP requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of fair value hierarchy levels. Additionally, the revised GAAP requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (level 3). The adoption of this revised GAAP did not have an impact on our financial position, results of operations or cash flows.

Note 3. Acquisitions

In connection with the acquisition of hospitalist physician practices, we generally record goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of the acquired practices are included in the consolidated financial statements from the date of acquisition. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements generally provide for future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration is recognized at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value are recognized as part of on-going operations.

During the three months ended March 31, 2010, we completed the acquisition of assets of one hospitalist physician practice. In addition to the initial consideration paid at the close of this transaction, the asset purchase agreement provides for future consideration to be paid, based upon the achievement of certain operating results of the acquired practice as of a certain measurement date.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

The following table summarizes the total amounts recorded during the three months ended March 31, 2010, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible	Total
Acquired assets – paid and accrued:
2010 transactions	$1,330	$11	$1,341
Addition to prior year transactions	32	—	32

Total acquired assets	1,362	11	1,373

Cash paid for acquisitions:
2010 transactions	(1,124)	(11)	(1,135)
Prior year transactions	(1,420)	—	(1,420)

Total cash paid for acquisitions	(2,544)	(11)	(2,555)

Accrued consideration - reduction	$(1,182)	$—	(1,182)

Change in fair value of additional future consideration			13

Net change in payable for practice acquisitions			(1,169)
Payable for practice acquisitions, beginning of period			10,739

Payable for practice acquisitions, end of period			$9,570

Note 4. Medical Malpractice Liability Insurance

We maintain medical malpractice liability insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits, which expires on December 31, 2010. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2010 policy at acceptable costs and on favorable terms upon expiration.

We recorded reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At March 31, 2010 and December 31, 2009, our accrual for potential unreported claims and self insurance retention was $12,376,000 and $12,149,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is used for working capital, practice acquisitions and capital expenditures. At March 31, 2010 and December 31, 2009, we had no borrowings under the term loan portion of the Credit Facility. As of March 31, 2010, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2010, we were in compliance with such financial covenants and restrictions.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

Note 6. Income Taxes

We recorded a provision for income taxes of $3,670,000 and $3,012,000 for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate was 39.0% and 40.0% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate in 2010 reflects a change in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2010, we had accrued a total of $93,000 for estimated interest and penalties related to uncertain tax positions.

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

Note 7. Stock-Based Compensation

At March 31, 2010, we had three stock-based employee compensation plans, for which we reserved a total of 2,998,858 common shares for issuance. Starting in 2007, we only issue shares from our 2007 Equity Participation Plan (2007 Plan). For each calendar year until 2013, the number of shares authorized for issuance under the 2007 Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. The number of shares available for issuance under the 2007 Plan will also be increased by any shares previously granted pursuant to the other two equity participation plans, which are subsequently forfeited by the participants. Pursuant to the 2007 Plan, the available shares of our common stock for issuance were increased by 405,247 on January 4, 2010. As of March 31, 2010, there were 201,076 shares of our common stock available for issuance under our stock-based employee compensation plans.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

All options granted during the three months ended March 31, 2010 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $679,000 and $448,000 for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses. As of March 31, 2010, there was $7,589,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.18 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.96%	2.07%
Expected volatility	40.00%	40.00%
Expected option life (in years)	5.63	5.83
Expected dividend yield	0.00%	0.00%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is based on historical volatility levels of our public company peer group and the volatility of our stock price since our initial public offering in January 2008. The expected option life of each award granted was calculated using the “simplified method” in accordance with GAAP.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

The following table summarizes the activity in our three stock-based compensation plans during the three months ended March 31, 2010 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2009	1,041,834	$13.24			$5.75
Changes during period:
Granted	359,003	33.11			13.71
Exercised	(16,702)	5.15			2.45
Forfeited	(2,180)	3.03			5.03

Options outstanding as of March 31, 2010	1,381,955	$18.52	8.44	$22,930	7.86

Options exercisable as of March 31, 2010	521,763	$12.19	7.52	$11,958	$5.10

Note 8. Earnings Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income for the period by the weighted average number of shares outstanding during the period plus the dilutive effect of our outstanding stock awards and shares issuable under our employee stock purchase plan using the treasury stock method.

The calculations of basic and diluted net income per share for the three months ended March 31, 2010 and 2009 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2010	2009
Basic:
Net income	$5,739	$4,517

Weighted average number of common shares outstanding	16,220,128	16,089,357

Basic net income per share	$0.35	$0.28

Diluted:
Net income	$5,739	$4,517

Weighted average number of common shares outstanding	16,220,128	16,089,357
Weighted average number of dilutive common shares equivalents from stock options	369,272	169,593

Common shares and common share equivalents	16,589,400	16,258,950

Diluted net income per share	$0.35	$0.28

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At March 31, 2010, there were no outstanding stock options with an exercise price above the average market price for the three months ended March 31, 2010.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

Note 9. Commitments and Contingencies

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

Note 10. Fair Value Measurement

Some of our assets and liabilities are measured and recorded at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2010 (dollars in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$9,551	$9,551

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2010 (dollars in thousands):

Beginning balance at December 31, 2009	$9,407
Addition through acquisition - 2010 transactions	206
Change in fair value realized	13
Payments	(75)

Ending balance at March 31, 2010	$9,551

The change in fair value of $13,000 is included in general and administration expenses.

The fair value of our payable for practice acquisitions is determined using widely accepted valuation techniques, which include the estimation of future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our payable for practice acquisitions are reassessed on a quarterly basis.

Note 11. Subsequent Events

We evaluated our subsequent events through April 26, 2010, the date of issuance of these financial statements. During the period from April 1, 2010 to April 26, 2010, there were no reportable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 22, 2010.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s consolidated affiliated professional corporations and limited liability companies (“Professional Medical Corporations”). Our Professional Medical Corporations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our Professional Medical Corporations. References to “practices” or “practice groups” refer to our Professional Medical Corporations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Acquisitions

During the three months ended March 31, 2010, we acquired the assets of one hospitalist physician practice for a total estimated purchase price of $1,341,000. In connection with this acquisition, we recorded goodwill of $1,330,000 and other identifiable intangible assets of $11,000 consisting of physician, payor and hospital agreements.

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

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions each year from 2004 to 2009. In December 2009, March 2010, and April 2010, Congress passed stays of the negative update to the SGR from January 1 to May 31, 2010. CMS has projected a rate reduction of approximately 21% for the period beginning June 1, 2010, provided Congress does not take further legislative action as they have done in prior years.

In November 2009, CMS finalized several changes to refine Medicare payments to physicians effective January 1, 2010, which increased payment rates for primary care services. This includes an update to the practice expense component of physician fees, which will be implemented over a four-year transition period. CMS also ceased making payments for consultation codes, which are typically billed by specialists, including our physicians, and were paid at a higher rate than equivalent evaluation and management (E/M) services. Practitioners will now use existing E/M service codes when providing these services instead. Resulting savings were redistributed to increase payments for the existing E/M services. In addition, CMS refined how Medicare recognizes the cost of professional liability insurance in its payment system. Also, effective January 1, 2010, the Geographic Practice Cost Indices floor of 1.0 for localities other than Alaska expired, which resulted in a decrease in payments to any geographic area with an index of less than 1.0. These changes, taken together with the stay in the negative update to the SGR, resulted in an estimated 1% - 2% increase in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an overall estimated increase of less than 1% in our net patient revenue per encounter, assuming Congress further extends the stay of the negative update to the SGR from June 1, 2010 and makes no other changes to the rates paid through the remainder of 2010.

While Congress has intervened in the past few years to mitigate projected CMS rate reductions, there is no guarantee that Congress will continue to do so in the future.

Healthcare Reform

President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) (H.R. 3590; Public Law 111-148) on March 23, 2010, followed by the Health Care and Education Reconciliation Act of 2010 (H.R. 4872; Public Law 111-152) on March 30, 2010, which contains amendments to PPACA (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for certain outpatient and nursing home visits from 2011 through 2015 for primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, PPACA requires the Secretary of Health and Human Services to develop a budget neutral value-based payment modifier that provides for differential payment under the physician fee schedule for physicians or groups of physicians that is linked to quality of care furnished. The Secretary of Health and Human Services must begin implementing the modifier through the physician fee schedule rulemaking in 2013, with an initial performance period for certain physicians and groups of physicians in 2015 and all physicians and groups of physicians starting not later than January 1, 2017. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of PPACA authorize voluntary demonstration projects beginning not later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care. In addition, beginning no later than January 1, 2012, PPACA allows providers organized as accountable care organizations that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program. The impact of these projects on IPC cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2010	2009
Operating data – patient encounters	927,000	810,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.6%	72.9%
General and administrative	16.0%	16.4%
Depreciation and amortization	0.7%	0.8%

Total operating expenses	89.3%	90.1%

Income from operations	10.7%	9.9%
Investment income	—%	0.1%
Interest expense	—%	(0.1)%

Income before income taxes	10.7%	9.9%
Income tax provision	4.2%	4.0%

Net income	6.5%	5.9%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our patient encounters for the three months ended March 31, 2010 increased 14.4% to 927,000, compared to 810,000 for the same period last year. Net revenue for the three months ended March 31, 2010 was $87.7 million, an increase of $11.6 million, or 15.3%, from $76.1 million for the three months ended March 31, 2009. Of this $11.6 million increase, $7.8 million or 67.2% was attributable to same-market area growth and $3.8 million was attributable to revenue generated from two new markets which were opened by acquisitions in 2009. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth. The change in same-market area net revenue was the result of a 9.9% increase in patient encounters and a 1.6% increase in patient revenue per encounter primarily due to increases in Medicare reimbursement.

Physician practice salaries, benefits and other expenses for the three months ended March 31, 2010 were $63.7 million or 72.6% of net revenue compared to $55.5 million or 72.9% of net revenue for the three months ended March 31, 2009. These costs increased by $8.2 million or 14.8%. Same-market area physician costs increased a total of $5.4 million, of which $6.9 million was primarily the result of increased costs related to our new hires or acquired physician practices offset by $1.5 million cost savings related to existing physician costs. In addition, $2.8 million of the $8.2 million overall cost increase is attributable to physician costs associated with our two new markets.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $1.6 million, or 12.5%, to $14.0 million, or 16.0% of net revenue, for the three months ended March 31, 2010, as compared to $12.4 million, or

16.4% of net revenue for the three months ended March 31, 2009. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. In addition, our stock based compensation expense increased as a result of the increase in our stock price at the date of various grants. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Income from operations increased $1.8 million, or 24.6%, to $9.4 million, as compared to $7.6 million for the same period in the prior year. Our operating margin increased to 10.7% for the three months ended March 31, 2010 from 9.9% for the three months ended March 31, 2009. The increase in operating margin percentage is attributable to lower practice costs and a reduction in general and administrative expenses, both as a percentage of net revenue.

Our effective tax rate for the three months ended March 31, 2010 was 39.0% compared to 40.0% for the three months ended March 31, 2009. The decrease in the effective tax rate reflects a change in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $5.7 million for the three months ended March 31, 2010, as compared to $4.5 million for the three months ended March 31, 2009, and our net income margin increased to 6.5% from 5.9% for the same period in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2010 increased to $11.4 million compared to $10.7 million for the same period of 2009. Accounts receivable increased by $2.0 million during the three months ended March 31, 2010. However, on a days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, DSO has decreased to 52 DSO as of March 31, 2010 compared to 54 DSO as of December 31, 2009. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $2.9 million during the three months ended March 31, 2010 as a result of expensing prepaid medical malpractice premiums and the application of prepaid income taxes against our current period tax liability. Accrued compensation increased $2.0 million for the 2010 period compared to an increase of $3.1 million for the 2009 period due to the timing of our bi-weekly payday in relation to the period ending date of March 31. Accounts payable and accrued liabilities increased by $2.0 million for the 2010 period compared to an increase of $0.5 million for the 2009 period. The 2010 increase of $2.0 million was primarily attributable to increased income tax payable. During March 2010, we paid $0.8 million for a professional liability settlement that was accrued at December 31, 2009.

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2010, compared to $5.1 million for the same period in 2009. Cash of $2.6 million was used in 2010 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $4.8 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At March 31, 2010, we had no borrowings under the term loan portion of the Credit Facility, and a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding for each quarter. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2010, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at March 31, 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2010, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of April, 2010.

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