Form 10-Q
period 2010-06-30
IPC The Hospitalist Company, Inc.
filed 2010-07-26
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of July 19, 2010, there were 16,256,554 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,610	$31,473
Accounts receivable, net	51,526	48,276
Prepaid expenses and other current assets	5,828	8,531

Total current assets	91,964	88,280
Furniture and equipment, net	3,462	3,011
Goodwill	101,526	91,701
Other intangible assets, net	2,363	2,776
Deferred tax assets, net	2,444	2,444

Total assets	$201,759	$188,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,080	$4,083
Accrued compensation	16,472	15,017
Payables for practice acquisitions	8,551	10,739
Medical malpractice and self-insurance reserves, current portion	449	706
Accrued professional liability settlement	—	750
Deferred tax liabilities	134	134

Total current liabilities	29,686	31,429
Medical malpractice and self-insurance reserves, less current portion	12,592	11,443
Other long-term liabilities	263	263

Total liabilities	42,541	43,135
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,256,554 and 16,161,813 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	16	16
Additional paid-in capital	128,499	125,527
Retained earnings	30,703	19,534

Total stockholders’ equity	159,218	145,077

Total liabilities and stockholders’ equity	$201,759	$188,212

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$87,639	$74,783	$175,343	$150,840
Operating expenses:
Cost of services—physician practice salaries, benefits and other	63,052	54,487	126,712	109,948
General and administrative	14,987	12,702	28,980	25,143
Depreciation and amortization	682	575	1,305	1,163

Total operating expenses	78,721	67,764	156,997	136,254

Income from operations	8,918	7,019	18,346	14,586
Investment income	4	24	7	65
Interest expense	(22)	(169)	(44)	(248)

Income before income taxes	8,900	6,874	18,309	14,403
Income tax provision	3,470	2,749	7,140	5,761

Net income	$5,430	$4,125	$11,169	$8,642

Net income per share:
Basic	$0.33	$0.26	$0.69	$0.54

Diluted	$0.33	$0.25	$0.67	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$11,169	$8,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,305	1,163
Stock-based compensation expense	1,507	954
Change in acquisition fair value	92	—
Changes in assets and liabilities:
Accounts receivable	(3,250)	(1,558)
Prepaid expenses and other current assets	2,703	2,375
Accounts payable and accrued liabilities	(3)	(143)
Accrued compensation	1,455	5,583
Medical malpractice and self-insurance reserves	892	317
Accrued professional liability settlement	(750)	—

Net cash provided by operating activities	15,120	17,333

Investing activities
Acquisitions of physician practices	(12,204)	(7,930)
Purchase of furniture and equipment	(1,244)	(710)

Net cash used in investing activities	(13,448)	(8,640)

Financing activities
Repayments of long-term debt, net	—	(8,839)
Net proceeds from issuance of common stock	1,129	395
Excess tax benefits from stock-based compensation	336	140

Net cash provided by (used in) financing activities	1,465	(8,304)

Net increase in cash and cash equivalents	3,137	389
Cash and cash equivalents, beginning of period	31,473	37,394

Cash and cash equivalents, end of period	$34,610	$37,783

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$44	$241

Income taxes	$6,929	$5,743

Acquisitions of physician practices consisted of the following:
Acquired assets	$9,924	$11,273
Net decrease (increase) in accrued considerations	2,280	(3,343)

Net cash paid for acquisitions	$12,204	$7,930

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

June 30, 2010

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

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets as of June 30, 2010 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected. Except with respect to the Medicare and Medicaid programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the six months ended June 30, 2010 and 2009, approximately 50.8% and 49.4%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 36.9% and 31.8% of the net accounts receivable at June 30, 2010 and December 31, 2009, respectively.

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

In January 2010, the FASB issued revised GAAP that requires additional fair value disclosures. The revised GAAP requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of fair value hierarchy levels. Additionally, the revised GAAP requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Our adoption of this revised GAAP in January 2010 did not have an impact on our financial position, results of operations or cash flows.

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

During the six months ended June 30, 2010, we completed the acquisition of assets of four hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements provide for future consideration to be paid, based upon the achievement of certain operating results of the acquired practices as of certain measurement dates.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

The following table summarizes the total amounts recorded during the six months ended June 30, 2010, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible	Furniture and Equipment	Total
Acquired assets:
2010 transactions	$9,719	$89	$10	$9,818
Addition to prior year transactions	106	—	—	106

Total acquired assets	9,825	89	10	9,924

Cash paid for acquisitions:
2010 transactions				(6,672)
Prior year transactions				(5,532)

Total cash paid for acquisitions				(12,204)

Accrued consideration - reduction				(2,280)
Change in fair value of additional future consideration				92

Net change in payable for practice acquisitions				(2,188)
Payable for practice acquisitions, beginning of period				10,739

Payable for practice acquisitions, end of period				$8,551

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

We recorded reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At June 30, 2010 and December 31, 2009, our accrual for potential unreported claims and self-insurance retention was $13,041,000 and $12,149,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit, and a term loan in an original amount of $10,000,000. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is available for working capital, practice acquisitions and capital expenditures. At June 30, 2010 and December 31, 2009, we had no borrowings under the term loan portion of the Credit Facility. As of June 30, 2010, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2010, we were in compliance with such financial covenants and restrictions.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

Note 6. Income Taxes

We recorded a provision for income taxes of $3,470,000 and $2,749,000 for the three months ended June 30, 2010 and 2009, and $7,140,000 and $5,761,000 for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate was 39.0% and 40.0% for the three months ended June 30, 2010 and 2009, and 39.0% and 40.0% for six months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate in 2010 reflects a change in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2010, we had accrued a total of $98,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The statute for tax years 1997 to 2004 is closed, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We received notices of examination from the Internal Revenue Service (IRS) related to the 2008 tax return for three of our affiliated Professional Medical Corporations. Discussions with the IRS have not yet begun. The outcome of such examinations cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for interim periods.

Note 7. Stock-Based Compensation

At June 30, 2010, we had three stock-based employee compensation plans, for which we reserved a total of 2,998,858 common shares for issuance. Starting in 2007, we have only issued shares from our 2007 Equity Participation Plan (2007 Plan). For each calendar year until 2013, the number of shares authorized for issuance under the 2007 Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. The number of shares available for issuance under the 2007 Plan will also be increased by any shares previously granted pursuant to the other two equity participation plans, which are subsequently forfeited by the participants. Pursuant to the 2007 Plan, the available shares of our common stock for issuance were increased by 405,247 on January 4, 2010. As of June 30, 2010, there were 201,515 shares of our common stock available for issuance under our stock-based employee compensation plans.

The options under the three plans generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

All options granted during the six months ended June 30, 2010 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $828,000 and $506,000 for the three months ended June 30, 2010 and 2009, and $1,507,000 and $954,000 for the six months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses. As of June 30, 2010, there was $6,845,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.00 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.32%	2.23%	1.19%	2.18%
Expected volatility	40.00%	40.00%	40.00%	40.00%
Expected option life (in years)	5.89	6.03	5.80	5.96
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

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

The following table summarizes the activity in our three stock-based compensation plans during the six months ended June 30, 2010 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2009	1,041,834	$13.24			$5.75
Changes during period:
Granted	359,003	33.11			13.71
Exercised	(46,668)	9.98			4.39
Forfeited	(2,619)	3.41			6.10

Options outstanding as of June 30, 2010	1,351,550	$18.65	8.21	$11,624	7.91

Options exercisable as of June 30, 2010	560,096	$12.84	7.40	$7,038	5.33

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

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 are as follows (dollars in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income	$5,430	$4,125	$11,169	$8,642

Weighted average number of common shares outstanding	16,241,727	16,101,969	16,230,987	16,095,698

Basic net income per share	$0.33	$0.26	$0.69	$0.54

Diluted:
Net income	$5,430	$4,125	$11,169	$8,642

Weighted average number of common shares outstanding	16,241,727	16,101,969	16,230,987	16,095,698
Weighted average number of dilutive common shares equivalents from stock options	331,836	195,945	351,047	181,622

Common shares and common share equivalents	16,573,563	16,297,914	16,582,034	16,277,320

Diluted net income per share	$0.33	$0.25	$0.67	$0.53

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At June 30, 2010, there were approximately 358,850 and 250,940 outstanding stock options with an exercise price above the average market price for the three and six months ended June 30, 2010.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a wide range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training and compliance programs. We have met and continue to meet with representatives of the government to discuss the scope of the CID and the production of responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2010 (dollars in thousands):

	(Level 1)	(Level 2)	(Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$8,457	$8,457

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2010 (dollars in thousands):

Payable for Practice Acquisition	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$9,551	$9,407
Addition through acquisition—2010 transactions	2,939	3,145
Change in fair value realized, net	79	92
Payments	(4,112)	(4,187)

Ending balance	$8,457	$8,457

The change in fair value of $79,000 and $92,000 for the three and six months ended June 30, 2010 is included in general and administration expenses.

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

Subsequent to June 30, 2010, we acquired the assets of one hospitalist physician practice.

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

Acquisitions

During the six months ended June 30, 2010, we acquired the assets of four hospitalist physician practices for a total estimated purchase price of $9,818,000. In connection with these acquisitions, we recorded goodwill of $9,719,000, other identifiable intangible assets of $89,000 consisting of physician, payor and hospital agreements, and fixed assets of $10,000.

Subsequent to June 30, 2010, we acquired the assets of one hospitalist physician practice.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule (MPFS), and each year the Medicare program updates the MPFS reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the MPFS payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions each year from 2004 to 2009. In December 2009, March 2010, April 2010, and June 2010, Congress passed stays of the negative update to the SGR from January 1 to November 30, 2010. CMS has projected a rate reduction of approximately 21% for the period beginning December 1, 2010, provided Congress does not take further legislative action as they have done in prior years.

In November 2009, CMS finalized several changes to refine Medicare payments to physicians effective January 1, 2010, which increased payment rates for primary care services. This includes an update to the practice expense component of physician fees, which will be implemented over a four-year transition period. CMS also ceased making payments for consultation codes, which are typically billed by specialists, including our physicians, and were paid at a higher rate than equivalent evaluation and management (E/M) services. Practitioners will now use existing E/M service codes when providing these services instead. Resulting savings were redistributed to increase payments for the existing E/M services. In addition, CMS refined how Medicare recognizes the cost of professional liability insurance in its payment system. Also, effective January 1, 2010, the Geographic Practice Cost Indices (GPCI) floor of 1.0 for localities other than Alaska expired, which resulted in a decrease in payments to any geographic area with an index of less than 1.0. In May 2010, the GPCI floor was reinstated retroactively to January 1, 2010 and the MPFS payment rates were increased by 2.2% effective June 1, 2010. These changes, taken together with the stay in the negative update to the SGR, resulted in an overall estimated increase of 2% to 3% in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists and an overall estimated increase of 1% to 1.5% in our net patient revenue per encounter starting July 1, 2010, assuming Congress further extends the stay of the negative update to the SGR from December 1, 2010 and makes no other changes to the rates paid through the remainder of 2010.

While Congress has intervened in the past several years to mitigate projected CMS rate reductions, there is no guarantee that Congress will continue to do so in the future.

Healthcare Reform

President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) (H.R. 3590; Public Law 111-148) on March 23, 2010, followed by the Health Care and Education Reconciliation Act of 2010 (H.R. 4872; Public Law 111-152) on March 30, 2010, which contains amendments to PPACA (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for certain outpatient and nursing home visits from 2011 through 2015 for primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

In addition, certain provisions of PPACA authorize voluntary demonstration projects beginning not later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care. In addition, beginning no later than January 1, 2012, PPACA allows providers organized as accountable care organizations that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program. The impact of these projects on our Company cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating data – patient encounters	920,000	796,000	1,847,000	1,606,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	71.9%	72.9%	72.3%	72.9%
General and administrative	17.1%	17.0%	16.5%	16.7%
Depreciation and amortization	0.8%	0.7%	0.7%	0.7%

Total operating expenses	89.8%	90.6%	89.5%	90.3%

Income from operations	10.2%	9.4%	10.5%	9.7%
Investment income	—%	—%	—%	—%
Interest expense	—%	(0.2)%	(0.1)%	(0.2)%

Income before income taxes	10.2%	9.2%	10.4%	9.5%
Income tax provision	4.0%	3.7%	4.0%	3.8%

Net income	6.2%	5.5%	6.4%	5.7%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our patient encounters for the three months ended June 30, 2010 increased 15.6% to 920,000, compared to 796,000 for the same period in the prior year. Patient revenue per encounter increased 2.2% primarily as the result of an increase in Medicare reimbursement rates. Net revenue for the three months ended June 30, 2010 increased 17.2% to $87.6 million, an increase of $12.8 million from $74.8 million for the three months ended June 30, 2009. Of this $12.8 million increase, $8.7 million or 68.0% was attributable to same-market area growth and $4.1 million, or 32.0%, was attributable to revenue generated from two new markets which were opened by acquisitions in 2009. Same-market encounters increased 11.0% and patient revenue per encounter increased 1.6% resulting in an increase in same-market patient revenue of 12.8%. Same-market hospital contract and other revenue decreased slightly resulting in an overall 11.6% increase in same market net revenue. The decrease in hospital contract and other revenue was primarily the result of the decrease in reimbursement from a hospital where the contract was being staffed by locum tenens and part-time providers while we were in the process of staffing the facility with full-time employed providers. During 2010 we completed the process of staffing this facility with full-time employed providers. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended June 30, 2010 were $63.1 million or 71.9% of net revenue compared to $54.5 million or 72.9% of net revenue for the three months ended June 30, 2009. These costs increased by $8.6 million or 15.7%. Same-market area physician costs increased a total of $5.6 million, of which $5.8 million was primarily the result of increased costs related to our new hires or acquired physician practices offset by $0.2 million cost savings related to existing physician costs. In addition, $3.0 million of the $8.6 million overall cost increase is attributable to physician costs associated with our two new markets. The 1.0% reduction in costs as a percentage of revenue for the second quarter of 2010 compared to the second quarter of 2009 is principally the result of lower use of locum tenens and part-time providers for a hospital contract that was being operated at break-even in 2009 while we were in the process of staffing the facility with full-time employed providers. During 2010 we completed the process of staffing this facility with full-time employed providers.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.3 million, or 18.0%, to $15.0 million, or 17.1% of net revenue, for the three months ended June 30, 2010, as compared to $12.7 million, or 17.0% of net revenue for the three months ended June 30, 2009. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. In addition, our stock based compensation expense increased as a result of the increase in our stock price at the date of various grants.

Income from operations increased $1.9 million, or 27.1%, to $8.9 million, as compared to $7.0 million for the same period in the prior year. Our operating margin increased to 10.2% for the three months ended June 30, 2010 from 9.4% for the three months ended June 30, 2009. The increase in operating margin percentage is attributable to lower practice costs as a percentage of net revenue.

Our effective tax rate for the three months ended June 30, 2010 was 39.0% compared to 40.0% for the three months ended June 30, 2009. The decrease in the effective tax rate reflects a change in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $5.4 million for the three months ended June 30, 2010, as compared to $4.1 million for the three months ended June 30, 2009, and our net income margin increased to 6.2% from 5.5% for the same period in the prior year.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our patient encounters for the six months ended June 30, 2010 increased 15.0% to 1,847,000, compared to 1,606,000 for the same period last year. Patient revenue per encounter increased 1.9% primarily as the result of an increase in Medicare reimbursement rates. Net revenue for the six months ended June 30, 2010 increased 16.2% to $175.3 million, an increase of $24.5 million from $150.8 million for the six months ended June 30, 2009. Of this $24.5 million increase, $16.5 million or 67.3% was attributable to same-market area growth and $8.0 million was attributable to revenue generated from two new markets which were opened by acquisitions in 2009. Same-market encounters increased 10.5% and patient revenue per encounter increased 1.6% resulting in an increase in same-market patient revenue of 12.2%. Same-market hospital contract and other revenue decreased resulting in an overall 10.9% increase in same-market net revenue. The decrease in hospital contract and other revenue was primarily the result of the decrease in reimbursement from a hospital where the contract was being staffed by locum tenens and part-time providers while we were in the process of staffing the facility with full-time employed providers. During 2010 we completed the process of staffing this facility with full-time employed providers.

Physician practice salaries, benefits and other expenses for the six months ended June 30, 2010 were $126.7 million or 72.3% of net revenue compared to $109.9 million or 72.9% of net revenue for the six months ended June 30, 2009. These costs increased by $16.8 million or 15.2%. Same-market area physician costs increased a total of $11.0 million, of which $12.7 million was primarily the result of increased costs related to our new hires or acquired physician practices offset by $1.7 million cost savings related to existing physician costs. In addition, $5.8 million of the $16.8 million overall cost increase is attributable to physician costs associated with our two new markets. The 0.6% reduction in costs as a percentage of revenue for the six months ended June 30, 2010 compared to the same period in the prior year is principally the result of lower use of locum tenens and part-time providers for a hospital contract that was being operated at break-even in 2009 while we were in the process of staffing the facility with full-time employed providers.

General and administrative expenses increased $3.9 million, or 15.3%, to $29.0 million, or 16.5% of net revenue, for the six months ended June 30, 2010, as compared to $25.1 million, or 16.7% of net revenue for the six months ended June 30, 2009. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. In addition, our stock based compensation expense increased primarily as a result of the increase in our stock price at the date of various grants. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Income from operations increased $3.7 million, or 25.8%, to $18.3 million, as compared to $14.6 million for the same period in the prior year. Our operating margin increased to 10.5% for the six months ended June 30, 2010 from 9.7% for the six months ended June 30, 2009. The increase in operating margin percentage is attributable to lower practice costs and a reduction in general and administrative expenses, both as a percentage of net revenue.

Our effective tax rate for the six months ended June 30, 2010 was 39.0% compared to 40.0% for the six months ended June 30, 2009. The decrease in the effective tax rate reflects a change in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $11.2 million for the six months ended June 30, 2010, as compared to $8.6 million for the six months ended June 30, 2009, and our net income margin increased to 6.4% from 5.7% for the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2010 we had approximately $64.5 million in liquidity, comprised of $34.6 million in cash and cash equivalents, no debt outstanding and an available line of credit of $29.9 million.

Net cash provided by operating activities for the six months ended June 30, 2010 was $15.1 million compared to $17.3 million for the same period of 2009. Accounts receivable increased by $3.3 million during the six months ended June 30, 2010. The increase in accounts receivable was due to higher revenue and to the fact that Medicare reimbursement was delayed during the month of June 2010, by order of the Centers for Medicare and Medicaid Services (CMS) prior to Congressional action to increase Medicare rates. Claims are no longer being held by CMS. Although accounts receivable increased since December 31, 2009, our days sales outstanding (DSO) basis, which we use to measure the effectiveness of our collections, decreased to 53.5 DSO as of June 30, 2010, compared to 54.1 DSO as of December 31, 2009. We calculate our DSO using a three-month rolling average of net revenues. Prepaid expenses decreased by $2.7 million during the six months ended June 30, 2010 as a result of expensing prepaid medical malpractice premiums. Accrued compensation increased $1.5 million for the 2010 period compared to an increase of $5.6 million for the 2009 period due to the timing of our bi-weekly payday in relation to the period ending date of June 30. During March 2010, we paid $0.8 million for a professional liability settlement that was accrued at December 31, 2009.

Net cash used in investing activities was $13.4 million for the six months ended June 30, 2010, compared to $8.6 million for the same period in 2009. Cash of $12.2 million was used in 2010 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $7.9 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit, plus a term loan in an original amount of $10.0 million. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At June 30, 2010, we had no borrowings under the term loan portion of the Credit Facility, and a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding for each quarter. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2010, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at June 30, 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2010, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a wide range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training and compliance programs. We have met and continue to meet with representatives of the government to discuss the scope of the CID and the production of responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of July, 2010.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/s/ DEVRA G. SHAPIRO
Devra G. Shapiro Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

22.1	Submission of Matters to a Vote of Security Holders (incorporated by reference to the Registrant’s 8-K filed on June 9, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.