Form 10-Q/A
period 2010-03-31
IPC The Hospitalist Company, Inc.
filed 2010-09-29
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the Securities and Exchange Commission on April 26, 2010 (the “Original 10-Q”), solely for the purpose of correcting and re-filing the officer’s certifications contained in Exhibits 31.1 and 31.2 to include introductory language in paragraph 4 as well as paragraph 4(b) referring to internal control over financial reporting. Each certification was true and correct as of the date of the filing of the Original 10-Q.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 26, 2010. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of September, 2010.

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

4