Form 10-Q/A
period 2010-06-30
IPC The Hospitalist Company, Inc.
filed 2010-09-29
CIK 1410471

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 26, 2010 (the “Original 10-Q”), solely for the purpose of correcting and re-filing the officer’s certifications contained in Exhibits 31.1 and 31.2 to include introductory language in paragraph 4 as well as paragraph 4(b) referring to internal control over financial reporting. Each certification was true and correct as of the date of the filing of the Original 10-Q.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to July 26, 2010. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

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