Form 10-Q
period 2010-09-30
IPC The Hospitalist Company, Inc.
filed 2010-10-27
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of October 20, 2010, there were 16,261,697 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,164	$31,473
Accounts receivable, net	48,466	48,276
Prepaid expenses and other current assets	3,059	8,531

Total current assets	100,689	88,280
Furniture and equipment, net	3,607	3,011
Goodwill	104,552	91,701
Other intangible assets, net	2,202	2,776
Deferred tax assets, net	2,444	2,444

Total assets	$213,494	$188,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,082	$4,083
Accrued compensation	19,392	15,017
Payables for practice acquisitions	10,187	10,739
Medical malpractice and self-insurance reserves, current portion	391	706
Accrued professional liability settlement	—	750
Deferred tax liabilities	134	134

Total current liabilities	34,186	31,429
Medical malpractice and self-insurance reserves, less current portion	13,164	11,443
Other long-term liabilities	44	263

Total liabilities	47,394	43,135
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,258,781 and 16,161,813 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	16	16
Additional paid-in capital	129,315	125,527
Retained earnings	36,769	19,534

Total stockholders’ equity	166,100	145,077

Total liabilities and stockholders’ equity	$213,494	$188,212

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$90,897	$77,521	$266,240	$228,361
Operating expenses:
Cost of services—physician practice salaries, benefits and other	66,051	56,768	192,763	166,716
General and administrative	14,724	12,784	43,704	37,927
Depreciation and amortization	678	536	1,983	1,699

Total operating expenses	81,453	70,088	238,450	206,342

Income from operations	9,444	7,433	27,790	22,019
Investment income	8	13	15	78
Interest expense	(22)	(23)	(66)	(271)

Income before income taxes	9,430	7,423	27,739	21,826
Income tax provision	3,364	2,804	10,504	8,565

Net income	$6,066	$4,619	$17,235	$13,261

Net income per share:
Basic	$0.37	$0.29	$1.06	$0.82

Diluted	$0.37	$0.28	$1.04	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$17,235	$13,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,699
Stock-based compensation expense	2,310	1,470
Tax liability reduction for uncertain tax positions	(219)	(38)
Change in acquisition fair value	207	—
Changes in assets and liabilities:
Accounts receivable	(190)	(1,823)
Prepaid expenses and other current assets	5,472	4,223
Accounts payable and accrued liabilities	(1)	327
Accrued compensation	4,375	4,929
Medical malpractice and self-insurance reserves	1,406	123
Accrued professional liability settlement	(750)	—

Net cash provided by operating activities	31,828	24,171

Investing activities
Acquisitions of physician practices	(13,788)	(14,407)
Purchase of furniture and equipment	(1,827)	(1,369)

Net cash used in investing activities	(15,615)	(15,776)

Financing activities
Repayments of long-term debt, net	—	(8,839)
Net proceeds from issuance of common stock	1,133	599
Excess tax benefits from stock-based compensation	345	280

Net cash provided by (used in) financing activities	1,478	(7,960)

Net increase in cash and cash equivalents	17,691	435
Cash and cash equivalents, beginning of period	31,473	37,394

Cash and cash equivalents, end of period	$49,164	$37,829

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$65	$301

Income taxes	$9,113	$7,922

Acquisitions of physician practices consisted of the following:
Acquired assets	$13,029	$19,857
Net decrease (increase) in accrued considerations	759	(5,450)

Net cash paid for acquisitions	$13,788	$14,407

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have controls over the operations of these VIE’s. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the management agreements. All intercompany balances and transactions have been eliminated in consolidation.

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

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

The process of estimating the net realizable value of accounts receivable, the IBNR liabilities, the fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2010.

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheets as of September 30, 2010 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amounts expected to be collected. Except with respect to the Medicare and Medicaid programs, concentration of credit risk, which consists primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. During the nine months ended September 30, 2010 and 2009, approximately 50.7% and 49.1%, respectively, of our patient volume was from Medicare and Medicaid programs. Receivables from these programs made up approximately 33.8% and 31.8% of the net accounts receivable at September 30, 2010 and December 31, 2009, respectively.

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

New Accounting Principles

In August 2010, the FASB issued revised GAAP on the presentation of insurance claims and related insurance recoveries. The revised GAAP clarifies that a healthcare entity shall present medical malpractice claims and similar liabilities without consideration of insurance recoveries. Related insurance recoveries shall be presented as a receivable net of a valuation allowance for uncollectible amounts. The revised GAAP is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this revised GAAP will not impact our results of operations or cash flows. We are currently evaluating the impact of this revised GAAP on our financial position.

Note 3. Acquisitions

In connection with the acquisition of hospitalist physician practices, we generally record goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of the acquired practices are included in the consolidated financial statements from the date of acquisition. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements generally provide for future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration is recognized at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value of additional future consideration are recognized as part of on-going operations.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

During the nine months ended September 30, 2010, we completed the acquisition of assets of seven hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements provide for future consideration to be paid, based upon the achievement of certain operating results of the acquired practices as of certain measurement dates.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2010, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible	Furniture and Equipment	Total
Acquired assets:
2010 transactions	$12,735	$168	$10	$12,913
Addition to prior year transactions	116	—	—	116

Total acquired assets	12,851	168	10	13,029

Cash paid for acquisitions:
2010 transactions				(8,173)
Prior year transactions				(5,615)

Total cash paid for acquisitions				(13,788)

Accrued consideration - reduction				(759)
Change in fair value of additional future consideration				207

Net change in payable for practice acquisitions				(552)
Payable for practice acquisitions, beginning of period				10,739

Payable for practice acquisitions, end of period				$10,187

Note 4. Medical Malpractice Liability Insurance

We maintain a medical malpractice liability insurance policy, which expires on December 31, 2010, that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2010 policy at acceptable costs and on favorable terms upon expiration.

We recorded reserves for self-insurance retention and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At September 30, 2010 and December 31, 2009, our accrual for potential unreported claims and self-insurance retention was $13,555,000 and $12,149,000, respectively.

Note 5. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30,000,000, with a sublimit of $5,000,000 for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is available for working capital, practice acquisitions and capital expenditures. As of September 30, 2010, we had a letter of credit of $100,000 outstanding and $29,900,000 available under the revolving line of credit.

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

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2010, we were in compliance with such financial covenants and restrictions.

Note 6. Income Taxes

We recorded a provision for income taxes of $3,364,000 and $2,804,000 for the three months ended September 30, 2010 and 2009, and $10,504,000 and $8,586,000 for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 35.7% and 37.8% for the three months ended September 30, 2010 and 2009, and 37.9% and 39.2% for nine months ended September 30, 2010 and 2009, respectively. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2010, we had accrued a total of $28,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2004 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. Federal and state tax return examinations are underway for some of our subsidiaries and affiliated Professional Medical Corporations. The outcome of such examinations cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes for interim periods.

Note 7. Stock-Based Compensation

At September 30, 2010, we had a stock-based employee compensation program, for which we reserved a total of 2,998,858 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under the Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to the Equity Plan, the available shares of our common stock for issuance were increased by 405,247 on January 4, 2010. As of September 30, 2010, there were 205,596 shares of our common stock available for issuance under our Equity Plan.

The options under the Equity Program generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

All options granted during the nine months ended September 30, 2010 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant.

Stock-based compensation expense was $803,000 and $516,000 for the three months ended September 30, 2010 and 2009, and $2,310,000 and $1,470,000 for the nine months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses. As of September 30, 2010, there was $6,085,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.83 years.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.31%	2.23%	1.24%	2.20%
Expected volatility	40.00%	40.00%	40.00%	40.00%
Expected option life (in years)	5.89	6.03	5.83	5.99
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table summarizes the activity in our three stock-based compensation plans during the nine months ended September 30, 2010 (dollars in thousands, except for per share data).

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2009	1,041,834	$13.24			$5.75
Changes during period:
Granted	359,003	33.11			13.71
Exercised	(48,895)	10.05			4.42
Canceled, forfeited or expired	(6,700)	14.30			7.83

Options outstanding as of September 30, 2010	1,345,242	$18.66	7.95	$13,737	7.92

Options exercisable as of September 30, 2010	624,472	$13.38	7.23	$8,907	5.53

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

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Net income	$6,066	$4,619	$17,235	$13,261

Weighted average number of common shares outstanding	16,256,757	16,122,506	16,239,672	16,104,732

Basic net income per share	$0.37	$0.29	$1.06	$0.82

Diluted:
Net income	$6,066	$4,619	$17,235	$13,261

Weighted average number of common shares outstanding	16,256,757	16,122,506	16,239,672	16,104,732
Weighted average number of dilutive common shares equivalents from stock options	284,275	333,234	331,196	204,203

Common shares and common share equivalents	16,541,032	16,455,740	16,570,868	16,308,935

Diluted net income per share	$0.37	$0.28	$1.04	$0.81

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At September 30, 2010, there were approximately 358,000 and 288,000 outstanding stock options with an exercise price above the average market price for the three and nine months ended September 30, 2010.

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

September 30, 2010

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2010 (dollars in thousands):

	(Level 1)	(Level 2)	(Level 3)	Total Balance
Payables for practice acquisitions	$—	$—	$10,168	$10,168

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2010 (dollars in thousands):

Payables for Practice Acquisitions	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$8,457	$9,407
Addition through acquisition—2010 transactions	1,596	4,741
Change in fair value realized, net	115	207
Payments	—	(4,187)

Ending balance	$10,168	$10,168

The net change in fair value realized of $115,000 and $207,000 for the three and nine months ended September 30, 2010 is included in general and administration expenses.

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

Note 11. Subsequent Events

Subsequent to September 30, 2010, we acquired the assets of three hospitalist physician practices.

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

Acquisitions

During the nine months ended September 30, 2010, we acquired the assets of seven hospitalist physician practices for a total estimated purchase price of $12,913,000. In connection with these acquisitions, we recorded goodwill of $12,735,000 other identifiable intangible assets of $168,000 consisting of physician, payor and hospital agreements, and fixed assets of $10,000.

Subsequent to September 30, 2010, we acquired the assets of three hospitalist physician practices.

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

Healthcare Reform

President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) (H.R. 3590; Public Law 111-148) on March 23, 2010, followed by the Health Care and Education Reconciliation Act of 2010 (H.R. 4872; Public Law 111-152) on March 30, 2010, which contains amendments to PPACA (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for certain outpatient and nursing home visits from 2011 through 2015 for primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in certain Medicaid primary care rates in 2013 and 2014. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating data—patient encounters	957,000	823,000	2,804,000	2,429,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.7%	73.2%	72.4%	73.0%
General and administrative	16.2%	16.5%	16.4%	16.6%
Depreciation and amortization	0.7%	0.7%	0.8%	0.8%

Total operating expenses	89.6%	90.4%	89.6%	90.4%

Income from operations	10.4%	9.6%	10.4%	9.6%
Investment income	—%	—%	—%	—%
Interest expense	—%	—%	—%	—%

Income before income taxes	10.4%	9.6%	10.4%	9.6%
Income tax provision	3.7%	3.6%	3.9%	3.8%

Net income	6.7%	6.0%	6.5%	5.8%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our patient encounters for the three months ended September 30, 2010 increased 16.3% to 957,000, compared to 823,000 for the same period in the prior year. Patient revenue per encounter increased 2.2% primarily as the result of an increase in Medicare reimbursement rates. Net revenue for the three months ended September 30, 2010 increased 17.3% to $90.9 million, an increase of $13.4 million from $77.5 million for the three months ended September 30, 2009. Of this $13.4 million increase, $9.7 million or 72.4% was attributable to same-market area growth and $3.7 million, or 27.6%, was attributable to revenue generated from three new markets, two of which were entered through acquisition in 2009 and one in 2010. Same-market encounters increased 13.0% and patient revenue per encounter increased 1.7% resulting in an increase in same-market patient revenue of 14.9%. Same-market hospital contract and other revenue decreased on net basis, primarily from less locum cost reimbursement, resulting in an overall 12.8% increase in same market net revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended September 30, 2010 were $66.1 million or 72.7% of net revenue compared to $56.8 million or 73.2% of net revenue for the three months ended September 30, 2009. These costs increased by $9.3 million or 16.4%. Same-market area physician costs increased a total of $6.7 million, of which $4.7 million was primarily the result of increased costs related to our new hires or acquired physician practices and $2.0 million was due to increase in existing physician costs. In addition, $2.6 million of the $9.3 million overall cost increase is attributable to physician costs associated with our three new markets.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $1.9 million, or 15.2%, to $14.7 million, or 16.2% of net revenue, for the three months ended September 30, 2010, as compared to $12.8 million, or 16.5% of net revenue for the three months ended September 30, 2009. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. In addition, our stock based compensation expense increased as a result of the increase in our stock price at the date of various grants. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Income from operations increased $2.0 million, or 27.1%, to $9.4 million, as compared to $7.4 million for the same period in the prior year. Our operating margin increased to 10.4% for the three months ended September 30, 2010 from 9.6% for the three months ended September 30, 2009. The increase in operating margin percentage is attributable to lower practice costs and a reduction in general and administrative expenses, both as a percentage of net revenue.

Our effective tax rate for the three months ended September 30, 2010 was 35.7% compared to 37.8% for the three months ended September 30, 2009. The decrease in the effective tax rate reflects a reduction in our tax liability for uncertain tax positions resulting from the lapse of statute of limitations and a reduction in our effective state rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $6.1 million for the three months ended September 30, 2010, as compared to $4.6 million for the three months ended September 30, 2009, and our net income margin increased to 6.7% from 6.0% for the same period in the prior year.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our patient encounters for the nine months ended September 30, 2010 increased 15.4% to 2,804,000, compared to 2,429,000 for the same period last year. Patient revenue per encounter increased 2.0% primarily as the result of an increase in Medicare reimbursement rates. Net revenue for the nine months ended September 30, 2010 increased 16.6% to $266.2 million, an increase of $37.8 million from $228.4 million for the nine months ended September 30, 2009. Of this $37.8 million increase, $26.2 million or 69.3% was attributable to same-market area growth and $11.6 million was attributable to revenue generated from three new markets, two of which were entered through acquisition in 2009 and one in 2010. Same-market encounters increased 11.3% and patient revenue per encounter increased 1.6% resulting in an increase in same-market patient revenue of 13.1%. Same-market hospital contract and other revenue decreased on a net basis, primarily from less locum cost reimbursement, resulting in an overall 11.5% increase in same-market net revenue.

Physician practice salaries, benefits and other expenses for the nine months ended September 30, 2010 were $192.8 million or 72.4% of net revenue compared to $166.7 million or 73.0% of net revenue for the nine months ended September 30, 2009. These costs increased by $26.1 million or 15.6%. Same-market area physician costs increased a total of $17.7 million, of which $17.4 million was primarily the result of increased costs related to our new hires or acquired physician practices and $0.3 million was due to an increase in existing physician costs. In addition, $8.4 million of the $26.1 million overall cost increase is attributable to physician costs associated with our three new markets.

General and administrative expenses increased $5.8 million, or 15.2%, to $43.7 million, or 16.4% of net revenue, for the nine months ended September 30, 2010, as compared to $37.9 million, or 16.6% of net revenue for the nine months ended September 30, 2009. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. In addition, our stock based compensation expense increased primarily as a result of the increase in our stock price at the date of various grants. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base.

Income from operations increased $5.8 million, or 26.2%, to $27.8 million, as compared to $22.0 million for the same period in the prior year. Our operating margin increased to 10.4% for the nine months ended September 30, 2010 from 9.6% for the nine months ended September 30, 2009. The increase in operating margin percentage is attributable to lower practice costs and a reduction in general and administrative expenses, both as a percentage of net revenue.

Our effective tax rate for the nine months ended September 30, 2010 was 37.9% compared to 39.2% for the nine months ended September 30, 2009. The decrease in the effective tax rate reflects a reduction in our tax liability for uncertain tax positions resulting from the lapse of statute of limitations and a reduction in our effective state rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes. Without regard to tax legislation that may be passed in 2010, we expect our 2010 annual effective tax rate to be 38.1%.

Net income increased to $17.2 million for the nine months ended September 30, 2010, as compared to $13.3 million for the nine months ended September 30, 2009, and our net income margin increased to 6.5% from 5.8% for the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2010 we had approximately $79.1 million in liquidity, comprised of $49.2 million in cash and cash equivalents, no debt outstanding and an available line of credit of $29.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $31.8 million compared to $24.2 million for the same period of 2009. The primary changes in working capital during the nine months ended September 30, 2010 consisted of (i) a decrease in prepaid expenses of $5.5 million as a result of expensing prepaid medical malpractice premiums, (ii) a net increase in medical malpractice and self-insurance reserves of $1.4 million , (iii) an increase in accrued compensation related to timing of payrolls and physician bonus payments, and (iv) payment of $0.8 million for a professional liability settlement that was accrued at December 31, 2009.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, decreased to 49.1 DSO as of September 30, 2010, compared to 54.1 DSO as of December 31, 2009. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $15.6 million for the nine months ended September 30, 2010, compared to $15.8 million for the same period in 2009. Cash of $13.8 million was used in 2010 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $14.4 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At September 30, 2010, we had no borrowings under the term loan portion of the Credit Facility, and a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding for each quarter. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2010, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at September 30, 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2010, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of October, 2010.

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