Form 10-K
period 2010-12-31
IPC The Hospitalist Company, Inc.
filed 2011-03-07
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $394,048,263, computed by reference to the closing price on the NASDAQ Global Market of $25.10 per share of Common Stock on June 30, 2010. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 1, 2011, there were 16,322,700 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

IPC The Hospitalist Company, Inc.

FORM 10-K

ANNUAL REPORT

In this Annual Report on Form 10-K (the “Report”), unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC The Hospitalist Company, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying consolidated financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refers to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2010, our 1,227 affiliated hospitalists, including physicians, nurse practitioners and physician assistants (collectively “affiliated hospitalists”) provide hospitalist solutions at over 345 hospitals and 440 other inpatient and post-acute care facilities in 22 states. We have had 9.9 million patient encounters since the beginning of 2008. Collectively, our affiliated hospitalists work with more than 37,600 referring physicians and 3,300 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with the success of hospitalist medicine.

We began operating our first physician practice in 1998 and have increased the number of our practice groups to over 210 as of December 31, 2010. Since the beginning of 2008, we have acquired 33 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, and we also employ 470 other physicians and non-physician providers and contract with over 190 independent contractors, who provide episodic care as needed.

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

Industry Overview

Less than 20 years old, the field of hospitalist medicine is an emerging and evolving specialty. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Hospitalists receive medical training generally in primary care, with many having experience in internal medicine, family practice or other medical specialties. Hospitalists differ from primary care physicians and specialists by treating patients only in a non-office based setting. By focusing exclusively on inpatient medicine, a hospitalist develops practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital. We believe hospitalists serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings. According to a study published in the December 20, 2007 issue of the New England Journal of Medicine, patients cared for by a hospitalist had their average length of stay shortened by 12%, or nearly half a day, compared with patients not under the care of a hospitalist. Also, according to a study published in a 2008 issue of Human Resource Management, the hospitalist model lowers the risk of patient re-admissions by 41.8%.

Hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. Acute care hospitals represent the largest component of inpatient facilities in which hospitalists practice. According to a survey conducted by the American Hospital Association in 2008, there are approximately 5,800 registered hospitals in the United States with approximately 37.5 million patient admissions. In 2008 the average length of stay was approximately 5.5 days. In 2009, total U.S. spending on hospital care was $759 billion and is expected to grow at a compound annual growth rate of approximately 6.0% to $1,375 billion in 2019 according to the Centers for Medicare and Medicaid Services.

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

We believe the growing demand for hospitalists is primarily driven by six significant changes in the healthcare delivery system:

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

•	Specialists have an increased desire to limit their practice to their medical specialty;

•	National residency accreditation organizations have established limitations on the number of hours that resident physicians in training may practice;

•	Health plans are seeking alternative mechanisms to appropriately control the substantial increase in inpatient expenditures; and

•	There is a growing interest in providing a coordinated continuum of care for patients that move between different types of facilities.

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2010 we employ or currently affiliate with 1,227 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

We generate approximately 95% of our net revenues through our affiliated hospitalists’ patient encounters at hospitals and other inpatient and post-acute care facilities. Patients are referred to our affiliated hospitalists through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues is substantially comprised of contracts with hospitals and other inpatient facilities to provide hospitalist services.

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

Primary Care Physicians

Primary care physicians are typically focused on treating patients in an office-based setting, not an inpatient facility. The time spent making hospital rounds may reduce the time available for primary care physicians to treat patients in their offices, which can result in lower earnings for the physician. Visits to post-acute care facilities are equally challenging and time-consuming. In addition, an inpatient’s medical needs may be unpredictable and require the primary care physician to provide off-hour attention and unscheduled care. Even within the confines of the provision of office-based services, the burden on primary care physicians is increasing because of the continuing reduction in the average length of inpatient stays and the corresponding increase in the acuity of patients treated in an outpatient setting.

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

Alternative Sites of Inpatient and Post-acute Care Facilities

Alternative sites of inpatient and post-acute care facilities such as long-term acute care facilities, specialty hospitals, psychiatric facilities, rehabilitation hospitals and skilled nursing facilities face many of the same challenges as acute care hospitals. There is increasing demand for facility-based care in the post-acute setting, and these facilities face challenges related to the narrow breadth of physician coverage that is typically available at such sites.

Our affiliated hospitalists provide alternative sites of inpatient care in the post-acute setting with consistent on-site physician availability and experience. We believe this benefits inpatient care in post-acute care facilities by providing a single point of contact and regular communication with other healthcare constituents outside the site of care. Our hospitalists in both post-acute and acute care facilities may coordinate patient care with each other, thereby providing a continuum of care which improves quality while enhancing the patient experience. By coordinating inpatient care at such facilities, we believe our affiliated hospitalists manage the appropriate utilization of patient care to the benefit of both the facility and the patient.

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

Recruiting. As a national company, we have greater resources to commit to recruiting hospitalists than most other practice groups do. We have a dedicated staff of recruiting professionals who are regionally assigned to source, screen and provide candidates to each of our local markets. Our recruiting strategy includes advertising in national physician publications and websites, exhibiting at professional association meetings, establishing a regular presence at select residency programs and leveraging our existing hospitalist relationships.

Training. We have developed extensive training programs and tools for our newly hired hospitalists and our existing affiliated hospitalists. Our newly hired hospitalists are required to enroll in our comprehensive new-hire training program prior to treating patients. The new-hire training program emphasizes the role of the hospitalist in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist practices. Newly hired hospitalists are also paired with experienced local hospitalists as part of the new hire training program. We provide continuing medical education programs for our existing affiliated hospitalists that are designed to enhance the skills of our affiliated hospitalists in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated hospitalists to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated hospitalists to compare and benchmark performance metrics. This information provides positive feedback to our affiliated hospitalists when strong performance is achieved and helps to identify specific areas for improvement.

Financial Reporting. Each month we provide our practice groups with a detailed financial statement that enables each of our affiliated hospitalists to see the financial performance of their respective practices. Our incentive compensation plan is based on these financial statements and provides transparency regarding bonus compensation to our affiliated hospitalists.

Billing and Collections. We assume responsibility for all billing, reimbursement and collection processes relating to hospitalist services provided by our affiliated hospitalists and practice groups. To address the increasingly complex and time-consuming process for obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process. We provide extensive training to our affiliated hospitalists, which emphasizes detailed documentation and proper coding protocol for services provided and procedures performed.

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

Compliance. Compliance programs are an important part of our business, which permit us and our affiliated hospitalists to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance program, including proprietary compliance issue tracking databases, routine checks of the U.S. Department of Health and Human Services Office of the Inspector General (OIG) list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new-hire training program for our entire staff.

Our Operating Structure

We are a national hospitalist group practice consisting of over 210 local practice groups operating in 24 different regions as of December 31, 2010. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our 24 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

Clinical Leadership. Each practice group has a practice group leader who is involved in the management of the practice group, including staffing and scheduling, monitoring quality of care and financial performance, and new business initiatives. Each practice group leader is a practicing hospitalist and is part of a regional council that advises the region’s executive director, contributes to clinical leadership for the region, and engages in the planning process for the region. Each regional council appoints a representative to serve on our national advisory board, which advises our chief medical officer. We also support the regional and local clinical leadership structure with our corporate medical affairs department, which monitors company-wide clinical performance and benchmarks, develops programs and coordinates our clinical research activities. In July 2010, we launched a Fellowship Program in Hospitalist Leadership in partnership with the University of California, San Francisco Division of Hospital Medicine and its Center for the Health Professions. We believe this program represents the most advanced and effective clinical leadership program available in hospital medicine today.

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

Contracts with Inpatient Facilities

Our affiliated hospitalists, in general, provide services in any inpatient facility where they have credentials, called privileges, regardless of whether we have entered into a contract with the inpatient facility. When we contract with hospitals and other inpatient facilities, we typically provide various professional services, including supporting the emergency department, assisting in bed allocation, planning patient discharge, coordinating with ancillary departments, cooperating with facility management, developing facility policies and procedures, training facility personnel and developing call schedules. We believe our facility contracts benefit the inpatient facility by establishing a stable and consistent provider of hospitalist services to that facility, while we benefit by having our affiliated hospitalists obtain the opportunity to provide patient care services to patients admitted through the emergency department who do not have a primary care physician available to care for them, expand the base of the referral relationships within the facility and strengthen our contractual revenue base. In these contracted facilities, billings to third-party payors for direct patient care constitute the most significant source of our revenue.

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

Affiliated Hospitalists and Practice Groups

Our practice groups and affiliated hospitalists are responsible for the provision of medical care to patients. Our affiliated hospitalists are employees of either our wholly-owned subsidiaries or affiliated professional organizations. Our affiliated professional organizations are separate legal entities, comprised of corporations, limited liability companies and limited partnerships. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules as described in our accompanying consolidated financial statements. We provide all of the non-medical, administrative and management services necessary for the operations of each of our affiliated professional organizations under comprehensive long-term management agreements. Under the terms of these agreements, we are paid for the provision of these non-medical management services based upon either the financial performance of the applicable practice group or a fixed fee. Each agreement is for a term of 20 years with 10 year automatic renewal periods, which we may terminate at any time, with or without cause, with 30 days prior written notice to the affiliated professional organization. Agreements with our affiliated professional organizations contain a confidentiality provision and a power of attorney appointing our company as its attorney-in-fact.

Each affiliated professional organization is organized or qualified to do business in a state where only a physician-owned professional entity may provide medical services, and each affiliated professional organization is owned by a licensed physician. To ensure our continued affiliation with and management of the affiliated professional organizations, we have entered into a succession agreement with each affiliated professional organization and physician owner that prohibits the sale or transfer of the ownership interests of the affiliated professional organization to non-physicians and provides for the repurchase of such ownership interests by the affiliated professional organization for a nominal amount upon the occurrence of certain events. We have structured these arrangements in accordance with the restrictions and requirements of applicable state law, including state law that prohibits the corporate practice of medicine.

Our affiliated hospitalists are employed under contracts which typically have one or two year employment terms with automatic extensions. The contracts can be terminated with cause for various reasons, and generally contain provisions allowing for termination without cause by either party upon 30 to 60 days notice. Agreements with our affiliated hospitalists generally contain a confidentiality provision and a non-compete and/or non-solicitation provision. The scope and enforceability of these provisions varies from state to state.

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

Companies in other segments of the healthcare industry, such as emergency department service companies, also provide hospitalist services. Competitors of this nature on a national basis include companies such as Team Health and EmCare, each of which may have greater financial and other resources available to them, affording them greater access to physicians as well as potential customers.

In addition, because of the fragmented nature of this market and the ability of physicians to provide services in any hospital where they have certain credentials, competition for growth in existing and expanding markets is not limited to our large competitors with substantial financial resources available to them. We also compete against local physician groups for qualified physicians, and sometimes with hospitals themselves to provide hospitalist services.

We are also dependent on our affiliated hospitalists to provide services and generate revenue. Competition for qualified physicians to act as hospitalists is intense. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of such physicians.

Geographic Coverage

We currently provide services in the following 22 states: Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Kansas, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, and Texas. During 2010, approximately 64.2% of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Texas accounted for approximately 20.9% of our net revenue for 2010. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the 22 states in which we currently operate.

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

Unlike our claims-made policy in effect prior to 2009 that contained a self-insurance retention, our 2009 and 2010 claims-made policy provided first dollar coverage up to our policy limits on new claims reported in 2009 and 2010. In December 2010, we renewed our annual professional liability insurance policy for 2011, effective January 1, 2011, under the same terms as our 2010 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2011 policy at acceptable costs and on favorable terms upon expiration.

During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

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

We also maintain general liability, casualty, worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions in accordance with industry standards. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or will not exceed the limits of available insurance coverage.

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2010 and 2009:

Job Classification	2010	2009
Employed physicians	855	703
Nurse practitioners and physician assistants	177	105
Independent contracted physicians	195	228
Non-clinical employees	565	415

Total	1,792	1,451

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 470 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

Legal Proceedings

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business in a future period.

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and are producing responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

False Claims Acts

The federal civil False Claims Act imposes civil liability on an individual or entity that knowingly submits false or fraudulent claims to the federal government for payment, and making false statements material to a false or fraudulent claim. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record material to a false claim. Private parties may initiate qui tam whistleblower lawsuits against a person or an entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (Medicaid). By way of illustration, these prosecutions may be based upon alleged patterns of improper coding, billing for services not rendered, billing services at a higher payment rate than appropriate, billing for care that is not considered medically necessary, and billing for services performed in violation of other laws, such as the Anti-Kickback Statute. Pursuant to the Fraud Enforcement and Recovery Act of 2009, the False Claims Act applies even to requests for payment submitted to non-government intermediaries before ultimately reaching the Medicare, Medicaid or other health care program. Further, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) conclusively established that a claim arising out of a violation of the federal Anti-Kickback Statute is a false claim for purposes of the False Claims Act. PPACA also created an affirmative obligation to return an identified Medicare or Medicaid overpayment to the government within sixty (60) days and provided that failure to do so constitutes a false claim for purpose of the False Claims Act.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 (as adjusted for inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in government healthcare programs, including Medicare and Medicaid (or, in lieu of exclusion, a Corporate Integrity Agreement entered into with OIG). In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 (DRA)

amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 32 states and the District of Columbia have some form of state false claims acts. As of January 2011, the OIG has reviewed 20 of these and determined that fourteen of these satisfy the DRA standards, and we anticipate this figure will continue to increase. The 14 states are: California, Georgia, Hawaii, Illinois, Indiana, Massachusetts, Michigan, Nevada, New York, Rhode Island, Tennessee, Texas, Virginia and Wisconsin. Of the 22 states in which we currently operate, the following 18 states have some form of a state false claims act : California, Colorado, Delaware, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Oklahoma, Rhode Island, Tennessee and Texas.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The OIG, which has the authority to impose sanctions for violation of the statute, has adopted a judicial interpretation that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of PPACA, a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Due to the breadth of the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare (or Medicaid) program: inpatient and outpatient hospital services, clinical laboratory services, radiology and certain other imaging services, physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and enteral nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. Compliance with all elements of an applicable Stark Law exception is necessary in order to benefit from the protections.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation, damages up to three times the monetary penalty, and possible exclusion from future participation in the governmental healthcare programs. A physician or an entity that engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Knowing of a submission of a claim in violation of the Stark Law may also result in a False Claims Act violation.

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

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the recently promulgated “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. Formal enforcement of the new breach notification regulations began on February 22, 2010 and we have taken reasonable steps to reduce the amount of unsecured PHI we handle and retain.

In light of HITECH, we expect increased federal and state HIPAA privacy and security enforcement efforts. State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. This methodology for compensation to harmed individuals is required to be in place by February 17, 2012.

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

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the 22 states in which we currently operate, we believe that the following thirteen states prohibit the corporate practice of medicine to varying extents: California, Colorado, Georgia, Illinois, Kansas, Massachusetts, Michigan, Nevada, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

In states that prohibit the corporate practice of medicine, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by a single shareholder and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

For financial reporting purposes, however, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying consolidated financial statements. In states where fee-splitting is prohibited between physicians and non-physicians, the fees that we receive through our management contracts have been established on a basis that we believe complies with the applicable state laws.

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

Patient Protection and Affordable Care Act

President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) (H.R. 3590; Public Law 111-148) on March 23, 2010, followed by the Health Care and Education Reconciliation Act of 2010 (H.R. 4872; Public Law 111-152) on March 30, 2010, which contains amendments to PPACA (referred to collectively as the “Health Reform Laws”). The Health Reform Laws reflect sweeping legislation that, once fully implemented may have a significant impact on our health care system generally, and the operations of our business. The Health Reform Laws modify reimbursement rates (in both favorable and unfavorable ways), change the relationship between physicians and hospitals through Accountable Care Organizations, potentially increase the number of insured individuals, increase enforcement penalties, and give the Federal government increasingly powerful tools to investigate and suspend or recoup funds and overpayments, among other things. It remains unclear, however, what the ultimate impact of this healthcare reform legislation will be since it will not be fully implemented for a few years and there are efforts underway (both legislative and judicial) to repeal all or specific parts of the law.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in the Health Care Fraud statute, a “healthcare benefit program” can be either a government or private payor plan. A violation of this statute is a felony offence and may result in fines, imprisonment or both. PPACA amended the statute to provide that a person may be convicted under the Health Care Fraud act even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute is a felony offense and may result in fines, imprisonment or both.

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any State agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, or (d) are medically unnecessary items or services. Further, a person may be subject to administrative sanctions and civil monetary penalties if the person knowingly submits a claim for payment (or causing a claim to be submitted) to a program for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit services provided to Medicare or Medicaid program beneficiaries.

Other State Healthcare Compliance Provisions

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since we perform services at hospitals and other types of healthcare facilities, we may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, federal health care program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

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

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. The current Medicare fee schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in each of the past nine years and the reoccurrence of which we cannot predict. In December, 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010, which halted a 25 percent reduction in Medicare physician payments otherwise mandated by the SGR as of January 1, 2011. This legislation extended the stay of the SGR reductions for a full year, through the end of 2011.

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results—Rate Changes by Government Sponsored Programs.”

Because governmental healthcare programs generally reimburse us on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. If our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. These cost containment measures and other market changes have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our business model and financial operations may be materially affected by these developments. Governmental healthcare programs, and other third-party payors, may disallow, in whole or in part, our requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Additional factors that could complicate our billing include, but are not limited to:

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific coverage, documentation and payment requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

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

On January 16, 2009, the U.S. Department of Health and Human Services (HHS) released the final rule mandating that everyone covered by the Health Insurance Portability and Accountability Act (HIPAA) must implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by January 1, 2012. We may incur additional costs for system updates, training, and other resources required to implement these changes.

Our future revenue could also be negatively impacted by Medicare e-prescribing requirements for physicians and non-physician practitioners who meet certain threshold requirements and who have not submitted e-prescribing services codes at designated levels. Although the majority of our physicians provide services which are hospital-based, some provide care in other post-acute care facilities, which may trigger these provisions. To meet these requirements, we may be required to invest in technologies and other resources, or accept reduced payments for services.

Similarly, other changes to the Medicare program may require IPC to make investments to receive maximum Medicare reimbursement for its services. These program revisions may include (but not necessarily be limited to) the Medicare Physician Quality Reporting System, formerly known as the Medicare Physician Quality Reporting Initiative, primary care bonus payments for eligible providers, and electronic health record adoption incentives.

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

Under PPACA, CMS will require compliance plans as a condition of enrollment for providers and suppliers in the Medicare, Medicaid and Children’s Health Insurance programs. CMS has not yet issued regulations indicating how it will implement this provision of the statute. When such guidance is issued, we may be required to revise our compliance program to meet these new requirements for mandatory programs, and our affiliated hospitalists and other practitioners may be subject to new compliance requirements at the locations where they perform services.

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

•

a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

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

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and are producing responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated hospitalists, may also share in the full liability which may be substantial. We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists. During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010. We cannot assure this will not occur again in the future and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

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

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our employed affiliated hospitalist turnover rate was 15% in both 2010 and 2009. If this turnover rate were to increase significantly, our recruiting efforts could be over-extended, our growth could be impeded, the consistency of our services could be negatively affected, and our reputation in the healthcare community could be adversely impacted.

We may be unable to enforce the non-competition covenants of departed affiliated hospitalists.

We usually enter into employment agreements with our affiliated hospitalists which typically can be terminated without cause by either party upon prior written notice. The law governing enforcement of non-compete agreements and other forms of restrictive covenants varies from state to state. Where it is allowed by applicable state law to do so, substantially all of our affiliated hospitalists have agreed not to compete within a specified geographic area and at specific facilities for a one year period after termination of employment.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2010, approximately 15% of our employed hospitalists were not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

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

Our business is partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

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

The Medicare program reimburses for our services based upon the rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Each year on January 1st, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in the each of the past nine years and the reoccurrence of which we cannot predict.

In December, 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010, which halted a 25 percent reduction in Medicare physician payments otherwise mandated by the SGR as of January 1, 2011. This legislation extended the stay of the SGR reductions for a full year, through the end of 2011. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision of the Medicare and Medicaid Extenders Act of 2010 extends through the end of 2011 the “floor” of 1.0 for the “work” component of the Geographic Practice Cost Indices (GPCI). The GPCI adjusts Medicare payments to physicians to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. In the absence of the floor specified by the legislation, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has extended the work GPCI floor several times, and has done so for the calendar year 2011, there is no guarantee that Congress will take legislative action to halt future expirations of the floor, which could result in a decrease in payments we receive for physician services.

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

In general, our affiliated hospitalists may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated hospitalists who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would reduce access to certain populations of patients within the hospital.

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

Approximately 64.2% of our net revenue in 2010 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 14.3%, 15.2%, 8.0%, 5.8%, and 20.9%, respectively, of our revenue in 2010. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2008 to 2010 our annual patient encounters increased from 2,790,000 to 3,810,000 and we increased our number of hospitalists from 781 to 1,227. We have managed this growth by augmenting the staff of our corporate office and the staff of our 24 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

Our existing secured debt agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt agreement includes covenants, including requirements that:

•	generally do not allow us to borrow additional amounts without the approval of our lenders;

•	require us to notify our lender of, and grant security interests in, newly-acquired companies;

•	allow us to dispose of assets only in accordance with the terms of our existing secured debt;

•	restrict our ability to pay dividends without the approval of our lenders; and

•	we do not impair our lenders’ security interests in our assets.

We may write off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2010 is $149.3 million as compared to stockholders’ equity of $174.5 million.

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

We lease office space in North Hollywood, California for our corporate headquarters. The lease will expire in December 2013. In addition, we lease a number of administrative offices in connection with our regional offices in particular markets. We believe our present facilities are adequate to meet our current and projected needs. We do not view any of these leases or locations for administrative offices as material to our business. We expect to be able to renew each of our leases or lease comparable facilities on terms commercially acceptable to us.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and are producing responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “IPCM.” Following is a table presenting the closing sales prices on the NASDAQ Global Market for a share of our common stock by fiscal quarter for fiscal years 2010 and 2009:

	High	Low
2010
4th Quarter	$40.00	$26.53
3rd Quarter	$27.98	$22.66
2nd Quarter	$36.10	$21.17
1st Quarter	$38.50	$30.50
2009
4th Quarter	$34.09	$30.21
3rd Quarter	$33.75	$25.87
2nd Quarter	$28.92	$16.89
1st Quarter	$20.22	$14.07

Holders

As of March 1, 2011, we had 114 holders of record of our common stock, and the closing price on that date for our common stock was $41.00 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Note 1:	Data complete through last fiscal year.

Note 2:	Peer group indices use beginning of period market capitalization weighting.

Note 3:	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2011.

Note 4:	Calculated (or Derived) based from CRSP NASDAQ Health Services, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2011. Used with permission. All rights reserved.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2010 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenue	$363,402	$310,521	$251,179	$190,002	$148,098
Operating expenses:
Cost of services—physician practice salaries, benefits and other	261,523	225,801	181,850	136,960	109,332
General and administrative	59,871	51,338	44,701	37,874	32,330
Depreciation and amortization	2,689	2,295	2,146	1,396	1,098
Litigation loss and professional liability settlements(1),(2)	—	750	—	—	1,377

Total operating expenses	324,083	280,184	228,697	176,230	144,137

Income from operations	39,319	30,337	22,482	13,772	3,961
Investment income	23	84	604	397	233
Interest expense	(104)	(293)	(868)	(1,691)	(1,313)
Loss on fair value of preferred stock warrant liabilities (3)	—	—	—	(8,781)	(690)

Income before income taxes	39,238	30,128	22,218	3,697	2,191
Income tax provision(4)	14,984	11,501	8,664	4,564	413

Net income (loss)	24,254	18,627	13,554	(867)	1,778
Accretion of redeemable convertible preferred stock (3)	—	—	—	(229)	(271)
Income allocable to preferred stockholders	—	—	(696)	—	(1,507)

Net income (loss) attributable to common stockholders	$24,254	$18,627	$12,858	$(1,096)	$—

Per share data:
Net income (loss) per share attributable to common stockholders—historical(5):
Basic	$1.49	$1.16	$0.88	$(0.64)	$—

Diluted	$1.46	$1.14	$0.87	$(0.64)	$—

Net income (loss) per share attributable to common stockholders—pro forma(6):
Basic	N/A	N/A	$0.89	$(0.08)	$0.17

Diluted	N/A	N/A	$0.88	$(0.08)	$0.16

Other Operating Data:
Number of patient encounters (in thousands)	3,810	3,294	2,790	2,153	1,747
Hospitalists at end of year	1,227	1,036	781	546	432

Other Financial Information:
Net cash provided by (used in) operating activities	$29,634	$23,484	$14,368	$1,442	$(4,768)
Net cash (used in) provided by investing activities	(43,890)	(22,112)	(31,460)	(13,729)	754
Net cash provided by (used in) financing activities	1,718	(7,293)	47,510	13,317	3,239
Net (decrease) increase in cash and cash equivalents	(12,538)	(5,921)	30,418	1,030	(775)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,935	$31,473	$37,394	$6,976	$5,946
Total assets	240,762	188,212	162,691	97,376	76,029
Total debt including current portion of long-term debt	—	—	8,839	26,822	14,451
Redeemable convertible preferred stock	—	—	—	—	43,002
Total stockholders’ equity (deficit)	174,465	145,077	122,947	43,017	(11,014)

(1)	During 2006, we settled a professional liability claim in excess of our insurance policy limit. We recorded the settlement at the net present value of $1.3 million of which we paid $0.8 million during 2006 and the balance was paid in 2007. We also recorded additional legal fees related to the appeal of the judgment in connection with the action brought by a former non-physician independent contractor in 2005.

(2)	During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

(3)	On October 29, 2007, our certificate of incorporation was amended to remove the redemption feature of our preferred stock. On such date, our redeemable convertible preferred stock was no longer redeemable and the warrants to purchase such stock were reclassified to permanent equity. Upon completion of our initial public offering, warrants held by our preferred stockholders were automatically converted into 609,197 shares of our common stock in a cashless exchange using the treasury stock method and the remaining warrants exercisable into 86,458 common shares, were classified as permanent equity. All remaining warrants were exercised as of October 2008.

(4)	During 2006, our income tax valuation allowance, primarily related to net operating losses, was reversed based on historical earnings and expected future income from operations adequate to recognize a significant portion of our deferred tax assets.

(5)	All per share data has been adjusted to reflect a 1-for-6.4 reverse stock split which was completed in January 2008.

(6)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2010, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with 1,227 hospitalists who provide hospitalist services at over 345 hospitals and 440 other patient and post-acute care facilities in 22 states. We have had 9.9 million patient encounters since the beginning of 2008. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 210. Since the beginning of 2008, we have acquired 33 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations, and we also employ 470 other physicians and non-physician providers and contract with over 190 independent contractors, who provide episodic care as needed.

Subsequent to December 31, 2010, we completed the acquisition of the assets of two hospitalist physician practices.

Practice Acquisitions

During the year ended December 31, 2010, we acquired the assets of fifteen hospitalist physician practices for a total estimated purchase price of $57,898,000. In connection with these acquisitions, we recorded goodwill of $57,472,000, tangible and intangible assets of $650,000, and capital lease liabilities of $224,000. We also recorded $116,000 of additional goodwill related to contingent consideration pertaining to acquisitions that occurred prior to 2009. Total transaction costs of $210,000 for our acquisition activities in 2010 were expensed as incurred.

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

Geographic Coverage and Revenue

During 2010, 2009 and 2008 approximately 64%, 69% and 67%, respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Texas accounted for approximately, 21%, 24% and 26% of our net revenue, respectively. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 95% of our net revenue from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 5% of our net revenue from hospitals and other inpatient facilities for organizing and managing hospitalist programs, providing medical directorships and providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

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

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Medicare	45%	43%	45%
Medicaid	6%	5%	5%
Other third parties	44%	45%	43%
Self-pay patients	5%	7%	7%

	100%	100%	100%

The decrease in the percentage of our self-pay patients from 2009 to 2010 reflects growth in our referral business, which is largely insured relative to the number of patients we treat while providing coverage for emergency departments. The percentage of our net revenue related to self-pay patients is a significantly smaller percentage of our net revenues as much of these services are uncompensated.

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003, and Congress has repeatedly taken legislative actions to prevent reductions each year from 2004 through 2010. In December 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010, which halted a 25 percent reduction in Medicare physician payments otherwise mandated by the SGR as of January 1, 2011. This legislation extended the stay of the SGR reductions for a full year, through the end of 2011. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision of the Medicare and Medicaid Extenders Act of 2010 extends through the end of 2011 the “floor” of 1.0 for the “work” component of the Geographic Practice Cost Indices (GPCI). The GPCI adjusts Medicare payments to physicians to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. In the absence of the floor specified by the legislation, payments would be decreased for any geographic area with an index of less than 1.0. Although Congress has extended the work GPCI floor several times, and has done so for the calendar year 2011, there is no guarantee that Congress will take legislative action to halt future expirations of the floor, which could result in a decrease in payments we receive for physician services.

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

There are a number of initiatives, both judicial and legislative, that may result in a partial or complete repeal of PPACA. The constitutionality of PPACA is currently being challenged through the courts. Several federal district courts have considered, along with other issues, the question of whether PPACA’s requirement that individuals purchase health insurance violates the commerce clause of the Constitution. Some of these courts have determined it is constitutional while others have ruled it unconstitutional, and the Supreme Court is widely expected to hear the case eventually. The Supreme Court could strike down the individual mandate only, or it could strike down the entire law, including the payment increases and eligibility expansion. Congress has also taken up several measures to repeal all or parts of PPACA. Although the key parts of PPACA have not been repealed as of yet, the impact of the Supreme Court’s judgment on PPACA or legislative repeal of key provisions on our Company cannot be determined at this time.

Professional Liability Rates

Medical malpractice insurance premium rates are affected by a variety of factors both internal, including our own loss experience and the associated defense costs, and external such as medical malpractice loss experience for internal medicine physicians, which varies greatly across different regions. Other factors include varying state laws covering tort reform, the local climate for large jury awards, the rate of investment income and reinsurance costs, all of which can result in wide variations in premium rates not only from region to region, but also from year to year. Although our malpractice premium rates have remained relatively stable over the last three years, the factors discussed above could lead to variations in future costs.

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

Net revenue is reported in the period in which services are provided at amounts expected to be collected, which excludes contractual discounts and an estimate of uncollectible accounts. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, payor mix, age of receivables, historical cash collection experience and other relevant information. We write off uncollectible accounts receivable from our billing system after reasonable collection efforts have been exhausted. Revenue related to patient responsibility accounts, including both deductible and co-pays for insured patients and discounted fees for uninsured patients, is recorded at amounts reasonably assured of collection.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payors, including governmental programs, such as Medicare and Medicaid, managed care organizations, insurance companies, hospitals and amounts due from patients. Accounts receivable are recorded and stated at the amount expected to be collected, net of reserves for amounts estimated by management to be uncollectible. We write off uncollectible accounts receivable from our billing system after reasonable collection efforts have been exhausted. We also regularly analyze the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary.

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

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for most completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to GAAP, the estimated fair value of additional future consideration related to transactions that are completed on or after January 1, 2009, is accrued at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount, including goodwill and other intangible assets. The fair value of our company is derived using income and market-multiple valuation approaches. The income approach is based on discounted cash flow which uses unobservable future income projections. The market-multiple approach is based on our peer group’s market capitalization which uses publicly available market quotes. An equally blended fair value from these two approaches is used to derive the fair value of our Company. If the fair value of our company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss.

During the fourth quarter of 2010, we changed the date of our annual impairment testing of goodwill and indefinite-lived intangible assets from December 31 to October 1. The change was made primarily to provide us with additional time to assess if we have a potential impairment (Step 1) and to complete the measurement (Step 2), if required, before filing our annual financial statements. We have determined that this change in accounting principle is preferable under the circumstances and does not result in the delay, acceleration, or avoidance of an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight.

During 2010, 2009 and 2008, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

We maintain a medical malpractice liability insurance policy, which expires on December 31, 2011, that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits; consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases.

Recently Adopted and New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2010	2009	2008
Operating data—patient encounters	3,810,000	3,294,000	2,790,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.0%	72.7%	72.4%
General and administrative	16.5%	16.5%	17.8%
Depreciation and amortization	0.7%	0.8%	0.8%
Professional liability settlement	— %	0.2%	— %

Total operating expenses	89.2%	90.2%	91.0%

Income from operations	10.8%	9.8%	9.0%
Investment income	— %	— %	0.2%
Interest expense	— %	(0.1)%	(0.4)%

Income before income taxes	10.8%	9.7%	8.8%
Income tax provision	4.1%	3.7%	3.4%

Net income	6.7%	6.0%	5.4%

Year ended December 31, 2010 compared to year ended December 31, 2009

Our patient encounters for 2010 increased by 516,000 or 15.7% to 3,810,000, compared to 3,294,000 for 2009. Net revenue for 2010 was $363.4 million, an increase of $52.9 million, or 17.0%, from $310.5 million for 2009. Of this $52.9 million increase, $37.7 million or 71.3% was attributable to same-market area growth and $15.2 million was attributable to revenue generated from five new markets, two of which were entered through acquisition in 2009 and three in 2010. Same-market encounters increased 11.8% and patient revenue per encounter increased 1.3% resulting in an increase in same-market patient revenue of 13.3%. The 1.3% overall increase in same-market revenue per encounter was primarily the net result of several changes made by CMS for 2010, which increased payment rates for primary care services. Same-market hospital contract and other revenue decreased on a net basis, primarily from less locum cost reimbursement, resulting in an overall 12.3% increase in same-market net revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for 2010 were $261.5 million or 72.0% of net revenue compared to $225.8 million or 72.7% of net revenue for 2009. These costs increased by $35.7 million or 15.8%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the year. Same-market area physician costs increased a total of $24.7 million, and our five new markets added the remaining $11.0 million of the cost increase.

General and administrative expenses increased $8.6 million, or 16.6%, to $59.9 million, or 16.5% of net revenue, for 2010, as compared to $51.3 million, or 16.5% of net revenue for 2009. The increase in expense is primarily the result of increased stock based compensation due to our higher stock price, the opening of several new regional offices to support the five new markets entered by acquisitions, additional corporate development, legal and compliance staff to support our higher level of acquisitions in 2010, and increased finance and information technology costs to support the continuing growth of our operations.

During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

Income from operations increased $9.0 million, or 29.6%, to $39.3 million, as compared to $30.3 million for 2009. Our operating margin increased to 10.8% for 2010 from 9.8% for 2009. The increase in operating margin percentage is primarily attributable to lower practice costs as a percentage of net revenue.

Our effective tax rate for the years ended December 31, 2010 and 2009 was 38.2%. We expect our 2011 effective income tax rate to be approximately 38.0%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $24.3 million for 2010, as compared to $18.6 million for 2009, and our net income margin increased to 6.7% from 6.0% for the same period in the prior year. The net income margin increase to 6.7% is primarily the result of a reduction of our physician costs as a percentage of revenue.

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

Liquidity and Capital Resources

As of December 31, 2010 we had approximately $48.8 million in liquidity, comprised of $18.9 million in cash and cash equivalents, no debt outstanding and an available line of credit of $29.9 million.

Year ended December 31, 2010 compared to year ended December 31, 2009

Net cash provided by operating activities for 2010 increased to $29.6 million compared to $23.5 million for 2009. The primary changes in working capital during the year ended December 31, 2010 consisted of (i) an increase in accounts receivable of $5.9 million, (ii) a net increase in medical malpractice and self-insurance reserves of $2.4 million, (iii) an increase in accrued compensation of $4.5 million primarily related to timing of payrolls and physician bonus payments, and (iv) payment of $0.8 million for a professional liability settlement that was accrued at December 31, 2009.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, decreased to 51 DSO as of December 31, 2010, compared to 54 DSO as of December 31, 2009. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $43.9 million for 2010, compared to $22.1 million for 2009. Cash of $41.2 million was used in 2010 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $20.2 million used in 2009. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2010, net cash provided by financing activities was $1.7 million, compared to $7.3 million used in financing activities for 2009. In 2009 we used $8.8 million to pay off the remaining debt under our term loan and our equipment financing loans.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net cash provided by operating activities for 2009 increased to $23.5 million compared to $14.4 million for 2008. Accounts receivable increased by $3.8 million during 2009. However, DSO decreased to 54 DSO as of December 31, 2009 compared to 60 DSO as of December 31, 2008. Accrued compensation increased $3.8 million for 2009 compared to a decrease of $1.2 million for 2008 due to the timing of our bi-weekly payroll in relation to the period ending date of December 31. Prepaid expenses increased by $0.5 million for 2009 compared to a decrease of $2.1 million for 2008. The 2008 decrease in prepaid expenses was higher than the 2009 decrease because of prepaid costs related to our initial public offering in early 2008.

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

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At December 31, 2010, we had no borrowings under the term loan portion of the Credit Facility, and a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization, and certain non-cash items. Borrowings under the Credit Facility bear interest at a rate based on either LIBOR plus 1.5% to 2.0%, or the lender’s prime rate, as selected by us for each advance. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding for each quarter. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2010, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2010:

	Due in Years Ended December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(dollars in thousands)
Operating lease obligations	$9,008	$3,046	$2,528	$2,022	$644	$768	$—
Acquisition earn-out payments(1)	28,492	9,396	16,208	2,888	—	—	—
Medical malpractice reserves—self-insured retention(2)	106	83	23	—	—	—	—

Subtotal—contractual obligations	37,606	12,525	18,759	4,910	644	768	—
Medical malpractice reserve—claims-made basis(2)	14,489	366	1,959	3,716	3,859	2,586	2,003

Total contractual obligations and reserves	$52,095	$12,891	$20,718	$8,626	$4,503	$3,354	$2,003

(1)	In addition to the initial consideration paid pursuant to most asset purchase agreements entered into during the years ended December 31, 2010 and 2009, additional future consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. The undiscounted amounts of these additional payments are estimated to be approximately $28.5 million at December 31, 2010 and the majority of such payments are expected to be made during 2011 and 2012, with the remaining amounts to be paid in early 2013. Such additional consideration is not contingent upon the future employment of the sellers.

(2)	We were self-insured up to certain limits for costs associated with professional liability claims reported prior to January 1, 2009. Effective January 1, 2009, we are fully insured up to our policy limits through third party malpractice insurance policies. We establish reserves that we expect to pay for the self-insurance retention. Our malpractice policies are on a claims-made basis, consequently, we establish reserves on an undiscounted basis for estimates of the loss that we will ultimately incur on claims that have been incurred but not reported. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. So long as we maintain third party malpractice insurance policies, the claims in excess of self-insured retention will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We had no outstanding borrowings under the term loan portion of our Credit Facility at December 31, 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2010, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 53.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally in FASB Statement No. 141(R), Business Combinations (coded in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,935	$31,473
Accounts receivable, net	54,161	48,276
Prepaid expenses and other current assets	9,672	8,531

Total current assets	82,768	88,280
Property and equipment, net	4,100	3,011
Goodwill	149,289	91,701
Other intangible assets, net	2,282	2,776
Deferred tax assets, net	2,323	2,444

Total assets	$240,762	$188,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$51,344	$31,295
Deferred tax liabilities	784	134

Total current liabilities	52,128	31,429
Long-term liabilities	14,169	11,706

Total liabilities	66,297	43,135
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,287,377 and 16,161,813 shares issued and outstanding at December 31, 2010 and 2009, respectively	16	16
Additional paid-in capital	130,661	125,527
Retained earnings	43,788	19,534

Total stockholders’ equity	174,465	145,077

Total liabilities and stockholders’ equity	$240,762	$188,212

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenue	$363,402	$310,521	$251,179
Operating expenses:
Cost of services—physician practice salaries, benefits and other	261,523	225,801	181,850
General and administrative	59,871	51,338	44,701
Depreciation and amortization	2,689	2,295	2,146
Professional liability settlement	—	750	—

Total operating expenses	324,083	280,184	228,697

Income from operations	39,319	30,337	22,482
Investment income	23	84	604
Interest expense	(104)	(293)	(868)

Income before income taxes	39,238	30,128	22,218
Income tax provision	14,984	11,501	8,664

Net income	24,254	18,627	13,554
Income allocable to preferred stockholders	—	—	(696)

Net income attributable to common stockholders	$24,254	$18,627	$12,858

Per share data:
Net income per share attributable to common stockholders—historical:
Basic	$1.49	$1.16	$0.88

Diluted	$1.46	$1.14	$0.87

Net income per share attributable to common stockholders—pro forma:
Basic	N/A	N/A	$0.89

Diluted	N/A	N/A	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except for share data)

			Series A		Series B		Series C		Series D		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	1,878,382	$2	10,318,866	$10	17,893,968	$18	11,139,850	$11	18,408,551	$18	$55,605	$(12,647)	$43,017
Initial public offering of common stock, net of $6,636 of offering costs	3,300,000	3	—	—	—	—	—	—	—	—	46,161	—	46,164
Conversion of preferred stock to common stock in connection with initial public offering	9,025,195	9	(10,318,866)	(10)	(17,893,968)	(18)	(11,139,850)	(11)	(18,408,551)	(18)	—	—	(48)
Issuance of common stock for warrants exercised on a cashless basis in connection with initial public offering	641,340	1	—	—	—	—	—	—	—	—	—	—	1
Follow-on public offering of common stock, net of $2,020 of offering costs	1,135,231	1	—	—	—	—	—	—	—	—	18,981	—	18,982
Issuance of common stock	88,687	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	454	—	454
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	881	—	881
Net income	—	—	—	—	—	—	—	—	—	—	—	13,554	13,554

Balance at December 31, 2008	16,068,835	16	—	—	—	—	—	—	—	—	122,024	907	122,947
Issuance of common stock	92,978	—	—	—	—	—	—	—	—	—	736	—	736
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	810	—	810
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,957	—	1,957
Net income	—	—	—	—	—	—	—	—	—	—	—	18,627	18,627

Balance at December 31, 2009	16,161,813	16	—	—	—	—	—	—	—	—	125,527	19,534	145,077
Issuance of common stock	125,564	—	—	—	—	—	—	—	—	—	1,469	—	1,469
Tax benefits from stock options	—	—	—	—	—	—	—	—	—	—	473	—	473
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,192	—	3,192
Net income	—	—	—	—	—	—	—	—	—	—	—	24,254	24,254

Balance at December 31, 2010	16,287,377	$16	—	—	—	—	—	—	—	—	$130,661	$43,788	$174,465

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income	$24,254	$18,627	$13,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,689	2,295	2,146
Stock-based compensation expense	3,192	1,957	881
Tax liability reduction for uncertain tax positions	(240)	(30)	(7)
Deferred income taxes	771	701	(103)
Change in acquisition fair value	194	(158)	—
Changes in assets and liabilities:
Accounts receivable	(5,885)	(3,802)	(4,980)
Prepaid expenses and other current assets	(1,117)	(450)	2,122
Accounts payable and accrued expenses	(375)	(581)	(3)
Accrued compensation	4,455	3,785	(1,150)
Medical malpractice and self-insurance reserves	2,446	390	1,908
Accrued professional liability settlement	(750)	750	—

Net cash provided by operating activities	29,634	23,484	14,368

Investing activities
Acquisitions of physician practices	(41,232)	(20,162)	(29,921)
Purchase of property and equipment	(2,658)	(1,950)	(1,539)

Net cash used in investing activities	(43,890)	(22,112)	(31,460)

Financing activities
Repayments of long-term debt, net	(224)	(8,839)	(17,986)
Net proceeds from issuance of common stock	1,469	736	65,042
Excess tax benefits from stock-based compensation	473	810	454

Net cash provided by (used in) financing activities	1,718	(7,293)	47,510

Net (decrease) increase in cash and cash equivalents	(12,538)	(5,921)	30,418
Cash and cash equivalents, beginning of period	31,473	37,394	6,976

Cash and cash equivalents, end of period	$18,935	$31,473	$37,394

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$102	$314	827

Income taxes	$13,080	$9,338	$7,764

Acquisitions of physician practices consisted of the following:
Acquired assets - goodwill, intangible and other	$58,014	$28,583	$32,105
Net increase in accrued considerations	(16,782)	(8,421)	(2,184)

Net cash paid for acquisitions	$41,232	$20,162	$29,921

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Segment Reporting

In accordance with GAAP, the results of our operations are consolidated into a single reportable segment for purposes of presenting financial information.

Revenue

Net revenue consists of fees for medical services provided by our affiliated hospitalists under fee-for-service, case rate and other professional fee arrangements with various payors including Medicare,

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicaid, managed care organizations, insurance companies, and hospitals. For the years ended December 31, total patient volume consisted of the following percentage that was from Medicare and Medicaid programs:

	2010	2009	2008
Medicare and Medicaid patients	51%	48%	50%

Net revenue is reported in the period in which services are provided at amounts expected to be collected, which excludes contractual discounts and an estimate of uncollectible accounts. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, payor mix, age of receivables, historical cash collection experience and other relevant information. We write off uncollectible accounts receivable from our billing system after reasonable collection efforts have been exhausted. The following amounts, which are excluded from our net revenues, represent an estimate of uncollectible patient copayments and deductible accounts during the years ended December 31 (dollars in thousands):

	2010	2009	2008
Uncollectible accounts excluded from net revenue	$11,164	$10,054	$8,498

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

Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practical to estimate that value. Our consolidated balance sheet as of December 31, 2010 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

Our cash and cash equivalents consist of bank deposits, money market accounts and short-term securities with maturities of three months or less.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

patients. Accounts receivable are recorded and stated at the amount expected to be collected. The following amounts which are excluded from our accounts receivable, represent an estimate of uncollectible accounts at December 31 (dollars in thousands):

	2010	2009
Allowance for uncollectible accounts	$2,904	$2,702

Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. As of December 31, receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	2010	2009
Percentage of receivables from Medicare and Medicaid	37%	32%

Property and Equipment

Property and equipment are stated on the basis of cost or fair value on the date of practice acquisition. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of items under capital leases is provided using the straight-line method. The depreciable life is generally three years for equipment and software, seven years for furniture, and the lesser of the useful life or lease period for leasehold improvements.

At December 31, property and equipment consisted of the following (dollars in thousands):

	2010	2009
Furniture	$2,032	$1,617
Computer equipment and software	10,330	8,205
Office equipment	1,757	1,609
Leasehold improvements	530	415

	14,649	11,846
Less: Accumulated depreciation and amortization	(10,549)	(8,835)

	$4,100	$3,011

For the years ended December 31, the following amounts were included in total depreciation and amortization expense (dollars in thousands):

	2010	2009	2008
Depreciation and amortization of property and equipment	$1,714	$1,397	$1,395

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset purchase agreements. Goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for certain completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to GAAP, the estimated fair value of additional future consideration related to transactions that are completed on or after January 1, 2009, is accrued at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations.

We review and evaluate goodwill and other intangible assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount, including goodwill and other intangible assets. The fair value of our company is derived using income and market-multiple valuation approaches. The income approach is based on discounted cash flow which uses unobservable future income projections. The market-multiple approach is based on our peer group’s market capitalization which uses publicly available market quotes. An equally blended fair value from these two approaches is used to derive the fair value of our Company. If the fair value of our company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss.

During the fourth quarter of 2010, we changed the date of our annual impairment testing of goodwill and indefinite-lived intangible assets from December 31 to October 1. The change was made primarily to provide us with additional time to assess if we have a potential impairment (Step 1) and to complete the measurement (Step 2), if required, before filing our annual financial statements. We have determined that this change in accounting principle is preferable under the circumstances and does not result in the delay, acceleration, or avoidance of an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight.

During 2010, 2009 and 2008, no impairment indicators were present and no impairment was recognized.

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Claims-made coverage covers only those claims reported during the policy period. Unlike our claims-made policy in effect in 2008 that contained self-insurance retention, our 2010 claims-made policy provided first dollar coverage up to our policy limits on new claims reported in 2010. In December 2010, we renewed our annual professional liability insurance policy for 2011 effective January 1, 2011 under the same terms as our 2010 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2011 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for self-insurance retention related to the policy plan of 2008 and prior years and an estimate of our liabilities, on an undiscounted basis, for claims incurred but not reported based upon actuarial loss projections using our historical loss experience. At December 31, our accrual for potential future uninsured claims, including a provision for IBNR not covered under our claims-made insurance policy, was as follows (dollars in thousands):

	2010	2009
Total medical malpractice reserves	$14,595	$12,149

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

As of December 31, 2010, we had a stock-based employee compensation program, which are described more fully in Note 8. Compensation cost recognized in 2010, 2009 and 2008 includes amounts for awards granted after December 31, 2005 and for awards outstanding on December 31, 2005 that are subsequently modified, based on the estimated grant-date fair value.

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

Note 2. Practice Acquisitions

For acquisitions closed on or after January 1, 2009, we recognize all of the assets acquired, liabilities assumed and future additional consideration at the acquisition-date fair value and expense all transaction related costs.

During 2010, in connection with the acquisition of assets of 15 hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for 14 of the completed acquisitions provide for future consideration to be paid, which is generally

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration related to transactions that occurred in 2010 and 2009 is recognized at the acquisition-date, while additional consideration amounts related to transactions that occurred prior to 2009 are recorded on their respective measurement dates as additional goodwill. Subsequent changes, if any, to the acquisition-date fair value of transactions that occurred after January 1, 2009 are recognized as part of on-going operations. We evaluated the carrying value of future consideration for all 2010 and 2009 acquisitions on a quarterly basis, resulting in a net annual increase to the fair value of future consideration totaling $194,000. Such increase of fair value is recoded as general and administration expenses.

We estimate the fair value of additional future considerations to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a company credit risk rate which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during 2010, related to the acquisition of hospitalist practices (dollars in thousands):

	Goodwill	Intangible	Furniture and Equipment	Lease Deposits	Capital Lease Liabilities	Total
Acquired assets—paid and accrued:
2010 transactions	$57,472	$481	$145	$24	$(224)	$57,898
Addition to prior year transactions	116	—	—	—	—	116

Total acquired assets	57,588	481	145	24	(224)	58,014

Cash paid for acquisitions:
2010 transactions						(34,072)
Prior year transactions						(7,160)

Total cash paid for acquisitions						(41,232)

Accrued consideration—increase						16,782
Change in fair value of additional future consideration						194

Net change in payable for practice acquisitions						16,976
Payable for practice acquisitions, beginning of period						10,739

Payable for practice acquisitions, end of period						$27,715

At December 31, other intangible assets consist of the following (dollars in thousands):

	2010	2009
Non-compete agreements	$1,555	$1,305
Hospital contracts	3,922	3,761
Trade name	70	—

	5,547	5,066
Less: Accumulated amortization	(3,265)	(2,290)

	$2,282	$2,776

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, the following amounts were included in total depreciation and amortization expenses (dollars in thousands):

	2010	2009	2008
Amortization of other intangible assets	$975	$898	$751

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 1.8 years at December 31, 2010. Future estimated aggregate amortization expenses are as follows (dollars in thousands):

2011	$886
2012	645
2013	545
2014	206

$2,282

Note 3. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30 million, with a sublimit of $5 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is available for working capital, practice acquisitions and capital expenditures. As of December 31, 2010, we had a letter of credit of $0.1 million outstanding and $29.9 million available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2010, we were in compliance with such financial covenants and restrictions.

Interest costs and unused commitment fees related to our debt and Credit Facility for the years ended December 31 are comprised of the following (dollars in thousands):

	2010	2009	2008
Interest expense	29	217	796
Unused commitment fees	75	76	72

Total interest expense	$104	$293	$868

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31 (dollars in thousands):

	As of December 31,
	2010	2009
Accounts payable and accrued expenses	$3,708	$4,083
Accrued compensation	19,472	15,017
Payables for practice acquisitions	27,715	10,739
Medical malpractice and self-insurance reserves, current portion	449	706
Accrued professional liability settlement	—	750

	$51,344	$31,295

Note 5. Long-term Liabilities

Long-term liabilities consisted of the following at December 31 (dollars in thousands):

	As of December 31,
	2010	2009
Medical malpractice and self-insurance reserves, less current portion	$14,146	$11,443
Other	23	263

	$14,169	$11,706

Note 6. Income Taxes

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

The income tax provision for the years ended December 31, is comprised of the following (dollars in thousands):

	2010	2009	2008
Current:
Federal	$12,352	$9,101	$7,398
State	1,861	1,699	1,374

Total current(1)	14,213	10,800	8,772
Deferred:
Federal	850	858	(100)
State	(79)	(157)	(8)

Total deferred	771	701	(108)

Total provision	$14,984	$11,501	$8,664

(1) Current tax provision included tax benefit from stock compensation recorded to additional paid-in capital in the amount of:	$(473)	$(810)	$(454)

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our consolidated Professional Medical Corporations are not consolidated for tax return purposes. Included in the table below are the related effects of the separate return filing requirements. A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2010	2009	2008
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State tax net of federal benefit	2.94%	3.40%	3.97%
Change in valuation allowance	0.61%	(0.56)%	(0.12)%
Permanent differences and other	0.25%	0.43%	0.18%
Recognition of tax benefits for uncertain positions	(0.61)%	(0.10)%	(0.03)%

Income tax provision	38.19%	38.17%	39.00%

In 2010, there was a slight increase in the overall effective rate primarily due to the increase in valuation allowance attributable to Professional Medical Corporations not consolidated for tax return purposes. In 2009 there was an increase in state tax credits recognized which reduced the state rate and the overall effective tax rate when compared to 2008.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (dollars in thousands):

	2010	2009
Deferred tax assets:
Net operating loss (NOL) carry-forwards	$724	$519
Allowance for uncollectible accounts	1,169	1,121
Compensation accruals	1,211	852
Accrued IBNR claims	5,874	5,042
Stock-based compensation	2,007	1,007
State taxes and credits	492	425
Other	175	363

Total deferred tax assets	11,652	9,329
Less: Valuation allowance	(374)	(128)

Deferred tax assets, net	11,278	9,201
Deferred tax liabilities:
Prepaid insurance	(3,077)	(2,444)
Depreciation and amortization	(6,662)	(4,447)

Total deferred tax liabilities	(9,739)	(6,891)

Total net deferred tax assets	$1,539	$2,310

We evaluate the recoverability of our deferred tax assets based on operations. The remaining valuation allowance relates to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 we have federal NOL carryforwards of $1,800,000, which begin to expire in 2019, and state NOL carryforwards of $1,788,000, which begin to expire in 2015. Federal NOLs of $1,172,000 incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

As of December 31, 2010 we have California enterprise zone credit carryforwards of $437,000, which do not expire.

At December 31, 2010 we had $88,000 of gross unrecognized tax benefits (UTB), of which $22,000 would reduce the effective tax rate if recognized. Unrecognized tax benefits of approximately $23,000 related to intercompany interest charges are expected to decrease in the next 12 months due to the close of the statute of limitations.

Following is a tabular reconciliation of the gross UTB activity during 2010, 2009 and 2008 (dollars in thousands):

Reconciliation of Gross Unrecognized Tax Benefits	2008	2009	2010
Beginning Balance, excluding interest and penalties of $49, $76 and $88, respectively	$352	$325	$281
Increases—tax positions taken in prior years	—	—	—
Decreases—tax provisions taken in prior years	—	—	—
Current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(27)	(44)	(193)

Ending Balance, excluding interest and penalties of $76, $88 and $10, respectively	$325	$281	$88

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 we have accrued a total of $10,000 of interest and penalties related to uncertain tax positions.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2005 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. Federal and state tax return examinations for some of our subsidiaries and affiliated Professional Medical Corporations were closed during 2010 with no adjustments.

Note 7. Defined Contribution Plan

Substantially all of our employees are eligible to participate in the IPC The Hospitalist Company, Inc. 401(k) Plan (the Plan) According to the Plan, we contribute half of the participant’s contributions when they are no greater than 7% of the participant’s annual compensation. The vesting period of our contribution is one year. After 60 days following an employee’s date of hire, all new hires are automatically enrolled in the Plan. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. For the years ended December 31, expense recognized in connection with our contributions was (dollars in thousands):

	2010	2009	2008
Employer contribution to defined contribution plan	$5,040	$4,094	$3,597

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Stock-Based Compensation

At December 31, 2010, we had a stock-based employee compensation program, for which we reserved a total of 2,998,858 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under the Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to the Equity Plan, the available shares of our common stock for issuance were increased by 405,247 on January 4, 2010. As of December 31, 2010, there were 206,244 shares of our common stock available for issuance under our Equity Plan. Pursuant to the Equity Plan, the available shares of our common stock for issuance were increased by 407,923 on January 3, 2011.

All options granted during 2010, 2009 and 2008 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the dates of the grant. The options under the Equity Program generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date.

Stock-based compensation expense is recognized when the options are vested, which is included in total general and administrative expenses as follows (dollars in thousands):

	2010	2009	2008
Stock-based compensation expense	$3,192	$1,957	$881

As of December 31, 2010, there was $5,518,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Plan, which is expected to be recognized over a weighted-average period of 2.68 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	For Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.26%	2.21%	2.33%
Expected volatility	40.00%	40.00%	37.00%
Expected option life (in years)	5.95	6.00	6.20
Expected dividend yield	0.00%	0.00%	0.00%

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our Equity Plan during the year ended December 31, 2010 (dollars in thousands, except for per share data).

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Options outstanding as of December 31, 2009	1,041,834	$13.24			$5.75
Changes during period:
Granted	359,003	33.11			13.71
Exercised	(77,491)	10.38			4.93
Forfeited	(7,348)	13.28			7.63

Options outstanding as of December 31, 2010	1,315,998	$18.83	7.73	$26,556	$8.16

Options exercisable as of December 31, 2010	661,317	$13.85	7.06	$16,642	$5.82

The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $1,612,000.

See Note 10 for information on warrants issued to purchase Preferred Stock.

Note 9. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan (ESPP), which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock is made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. For 2008, the offering period was six months and the annual deduction limits were reduced by 50%. Stock purchases are made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the NASDAQ Global Market) of a share of our common stock on the first or last day of the offering period, whichever is lower.

For the years ended December 31, the share-based expense relating to the ESPP was included in general and administrative expenses as follows (dollars in thousands):

	2010	2009	2008
Share-based expense related to ESPP	$251	$195	$77

Note 10. Redeemable Convertible Preferred Stock

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Earnings Per Share

Prior to our IPO, we had issued securities other than common stock that contractually entitled the holder to participate in dividends and earnings of our company. Upon the completion of our IPO on January 30, 2008, all of our securities other than our common stock were converted into shares of our common stock. As a result, we were required to use the Two-Class Method to compute earnings per share for all periods prior to the completion of our IPO. Under the Two-Class Method, we allocate earnings attributable to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income attributable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us, during the period. We do not present basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to our common stock. We calculate diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, we calculate diluted net income per share under the Two-Class Method.

The calculations of basic and diluted net income per share attributable to common stockholders for the years ended December 31 are as follows (dollars in thousands, except for per share data):

	2010	2009	2008
Basic:
Net income attributable to common stockholders	$24,254	$18,627	$12,858

Weighted average number of common shares outstanding	16,249,096	16,115,993	14,544,722

Basic net income per share attributable to common stockholders	$1.49	$1.16	$0.88

Diluted:
Net income attributable to common stockholders	$24,254	$18,627	$12,858

Weighted average number of common shares outstanding	16,249,096	16,115,993	14,544,722
Weighted average number of dilutive common shares equivalents from options to purchase common stock and preferred stock warrants	346,168	251,113	247,245

Common shares and common share equivalents	16,595,264	16,367,106	14,791,967

Diluted net income per share	$1.46	$1.14	$0.87

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma of basic and diluted net income per share attributable to common stockholders in 2008 assumes the conversion of preferred shares to common stock at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method (dollars in thousands, except per share data):

2008
Basic:
Net income attributable to common stockholders—historical	$12,858
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$13,554

Weighted average number of common shares outstanding—historical	14,544,722
Add number of preferred shares and warrants converted to common shares	631,763

Common shares outstanding—pro forma	15,176,485

Basic net income per share attributable to common stockholders—pro forma	$0.89

Diluted:
Net income attributable to common stockholders—historical	$12,858
Income allocable to preferred stockholders	696

Net income attributable to common stockholders—pro forma	$13,554

Weighted average number of common shares outstanding—historical	14,544,722
Add: number of preferred shares and warrants converted to common shares	631,763
Add: weighted average number of dilutive common equivalent shares	207,298

Common shares outstanding—pro forma	15,383,783

Diluted net income per share attributable to common stockholders—pro forma	$0.88

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At December 31, stock options with an exercise price above the average annual market price were as follows:

	2010	2009	2008
Stock options excluded from diluted shares computation	305,025	310	29,718

Note 12. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining noncancelable leases as of December 31, 2010, are as follows (dollars in thousands):

2011	$3,046
2012	2,528
2013	2,022
2014	644
2015 and thereafter	768

$9,008

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not have contingent rent and sub-lease agreements. Rent expense recorded for years ended December 31 was as follows (dollars in thousands):

	2010	2009	2008
Total rent expense	$2,292	$1,924	$1,675

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

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs. During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $0.8 million in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and are producing responsive documents. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2010 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable.

We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have a material adverse effect on our business.

Note 13. Fair Value Measurement

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2010 (dollars in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Payable for practice acquisitions	$—	$—	$27,459	$27,459

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2010 (dollars in thousands):

Payables for Practice Acquisitions
Ending balance at December 31, 2009	$9,407
Addition through acquisition—2010 transactions	23,570
Change in fair value realized, net	194
Payments	(5,712)

Ending balance at December 31, 2010	$27,459

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net change in fair value realized of $194,000 during 2010 is included in general and administration expenses.

The fair value of our payable for practice acquisitions is determined using widely accepted valuation techniques, which include the estimation of future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our payable for practice acquisitions are reassessed on a quarterly basis.

Note 14. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands, except for per share data):

	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 30, 2009	Jun 30, 2009	Mar 31, 2009
Net revenue	$97,162	$90,897	$87,639	$87,704	$82,160	$77,521	$74,783	$76,057
Income from operations	11,529	9,444	8,918	9,428	8,318	7,433	7,019	7,567
Investment income	8	8	4	3	6	13	24	41
Interest expense	(38)	(22)	(22)	(22)	(22)	(23)	(169)	(79)

Income before income taxes	11,499	9,430	8,900	9,409	8,302	7,423	6,874	7,529
Income tax provision	4,480	3,364	3,470	3,670	2,936	2,804	2,749	3,012

Net income	7,019	6,066	5,430	5,739	5,366	4,619	4,125	4,517

Per share data:
Net income per share(1):
Basic	$0.43	$0.37	$0.33	$0.35	$0.33	$0.29	$0.26	$0.28

Diluted	$0.42	$0.37	$0.33	$0.35	$0.32	$0.28	$0.25	$0.28

Weighted average shares:
Basic	16,277,063	16,256,757	16,241,727	16,220,128	16,149,409	16,122,506	16,101,969	16,089,357

Diluted	16,656,485	16,541,032	16,573,564	16,589,400	16,532,069	16,455,740	16,297,917	16,258,950

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Note 15. Subsequent Events

Subsequent to December 31, 2010, we completed the acquisition of the assets of two hospitalist physician practices.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2010, our internal control over financial reporting is effective.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

March 7, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2011 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2011 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 53.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$2,702	$3,323	$2,972
Amount charged against operating revenue	11,164	10,054	8,498
Accounts receivable write-offs (net of recovery)	(10,962)	(10,675)	(8,147)

Balance at end of year	$2,904	$2,702	$3,323

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.3.1	Form of Amendment to Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 22, 2010)

10.4*	Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

Exhibit Number	Description of Document

10.5*	LIBOR Addendum to Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2005, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.6*	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2006 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.7*	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2007 by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.8*	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 22, 2007, by and between Comerica Bank and IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.)

10.9*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.11†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.12†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.13†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.14†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.15†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on May 14, 2008)

10.16*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of InPatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of InPatient Consultants Management, Inc. dated October 10, 2000

Exhibit Number	Description of Document

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a InPatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2011.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2011.

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