Form 10-Q
period 2011-03-31
IPC The Hospitalist Company, Inc.
filed 2011-04-27
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of April 20, 2011, there were 16,368,624 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$18,315	$18,935
Accounts receivable, net	69,369	54,161
Insurance receivable for malpractice claims - current portion, net	7,086	6,491
Prepaid expenses and other current assets, net	7,808	9,672

Total current assets	102,578	89,259
Property and equipment, net	4,140	4,100
Goodwill	154,043	149,289
Other intangible assets, net	2,164	2,282
Deferred tax assets, net	2,323	2,323
Insurance receivable for malpractice claims - less current portion, net	12,801	11,725

Total assets	$278,049	$258,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,378	$3,708
Accrued compensation	23,072	19,472
Payables for practice acquisitions	27,915	27,715
Medical malpractice and self-insurance reserves, current portion	7,706	6,940
Deferred tax liabilities	784	784

Total current liabilities	65,855	58,619
Medical malpractice and self-insurance reserves, less current portion	27,747	25,871
Other Long-term liabilities	23	23

Total liabilities	93,625	84,513
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,353,047 and 16,287,377 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	16	16
Additional paid-in capital	132,901	130,661
Retained earnings	51,507	43,788

Total stockholders’ equity	184,424	174,465

Total liabilities and stockholders’ equity	$278,049	$258,978

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$113,387	$87,704
Operating expenses:
Cost of services—physician practice salaries, benefits and other	82,097	63,660
General and administrative	17,775	13,980
Net change in fair value of contingent consideration	292	13
Depreciation and amortization	755	623

Total operating expenses	100,919	78,276

Income from operations	12,468	9,428
Investment income	5	3
Interest expense	(22)	(22)

Income before income taxes	12,451	9,409
Income tax provision	4,732	3,670

Net income	$7,719	$5,739

Net income per share:
Basic	$0.47	$0.35

Diluted	$0.46	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$7,719	$5,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	755	623
Stock-based compensation expense	992	679
Net change in fair value of contingent consideration	292	13
Changes in assets and liabilities:
Accounts receivable	(15,208)	(2,016)
Prepaid expenses and other current assets	1,864	2,900
Accounts payable and accrued liabilities	2,670	1,995
Accrued compensation	3,600	1,951
Medical malpractice and self-insurance reserves, net	971	227
Accrued professional liability settlement	—	(750)

Net cash provided by operating activities	3,655	11,361

Investing activities
Acquisitions of physician practices	(4,965)	(2,555)
Purchase of property and equipment	(558)	(852)

Net cash used in investing activities	(5,523)	(3,407)

Financing activities
Net proceeds from issuance of common stock	1,045	752
Excess tax benefits from stock-based compensation	203	179

Net cash provided by financing activities	1,248	931

Net (decrease) increase in cash and cash equivalents	(620)	8,885
Cash and cash equivalents, beginning of period	18,935	31,473

Cash and cash equivalents, end of period	$18,315	$40,358

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$22	$22

Income taxes	$971	$147

Acquisitions of physician practices consisted of the following:
Acquired assets - goodwill, intangible and other	$4,873	$1,373
Net decrease in payables for practice acquisitions	92	1,182

Net cash paid for acquisitions	$4,965	$2,555

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 1. Operations and Significant Accounting Policies

Business

IPC The Hospitalist Company, Inc. and its wholly-owned subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists are acute-care physician specialists, who focus on a patient’s hospital care from time of admission to discharge and have no outpatient responsibilities. Hospitalists practice exclusively in hospitals or other inpatient facilities, including acute, sub-acute and long-term care settings. The physicians are primarily full-time employees of our subsidiaries or consolidated professional medical corporations (the Professional Medical Corporations), although part-time and temporary physicians are also employed or contracted on an as-needed basis. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our Professional Medical Corporations. References to “practices” or “practice groups” refer to our Professional Medical Corporations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 7, 2011.

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

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have control over the operations of these VIE’s. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the management agreements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions of the fair value of certain reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, medical malpractice insurance receivable and payable for known claims, liabilities for claims incurred but not reported (IBNR) related to medical malpractice, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment.

The process of estimating these assets and liabilities involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2011.

Fair Value of Financial Instruments

Our consolidated balance sheets as of March 31, 2011 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of these financial instruments to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

For the three months ended March 31, 2011 and 2010, total patient volume consisted of the following percentage that was from Medicare and Medicaid programs:

	Three Months Ended March 31,
	2011	2010
Medicare and Medicaid patients	52%	51%

Our accounts receivable are stated at the amounts expected to be collected. Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors that compose our diverse payor mix and patient base. Accounts receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	March 31, 2011	December 31, 2010
Percentage of receivables from Medicare and Medicaid	39%	37%

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Recently Adopted Accounting Principles

In August 2010, the FASB issued revised GAAP on the presentation of insurance claims and related insurance recoveries. The revised GAAP requires a healthcare entity to present medical malpractice claims and similar liabilities without consideration of insurance recoveries. Related insurance recoveries are to be presented as a receivable net of a valuation allowance for uncollectible amounts. On January 1, 2011, we adopted the revised GAAP to separately present reserves for known malpractice claims and receivables for the related insurance recoveries on an undiscounted basis based upon actuarial loss projections using our historical loss experience. We also elected to retroactively apply the revised GAAP to 2010 for comparability. The retroactive application of this revised GAAP changed our consolidated balance sheet as of December 31, 2010, but had no impact on our 2010 consolidated statements of income and cash flows.

The following table summarizes the increases to our assets and liabilities as a result of our adoption of the revised GAAP (in thousands).

	March 31, 2011	December 31, 2010
Assets:
Insurance receivable for malpractice claims - current portion, net	$7,086	$6,491
Insurance receivable for malpractice claims - less current portion, net	12,801	11,725

Total	$19,887	$18,216

Liabilities:
Medical malpractice claims reserve, current portion (included in medical malpractice and self-insurance reserves, current portion)	$7,086	$6,491
Medical malpractice claims reserve, less current portion (included in medical malpractice and self-insurance reserves, less current portion)	12,801	11,725

Total	$19,887	$18,216

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

During the three months ended March 31, 2011, we completed the acquisition of assets of three hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements provide for additional consideration to be paid generally after the first year of operation, based upon the future operating results of the acquired practices, as defined in each purchase agreement. For the latest practice acquisition completed in late March 2011, an estimate of the contingent consideration was recorded on a provisional basis, pending completion of the valuation study.

The following table summarizes the total amounts recorded during the three months ended March 31, 2011, related to the acquisition of hospitalist practices (dollars in thousands):

Acquired assets – paid and accrued:
Goodwill	$4,754
Other intangible assets	119

Total acquired assets	4,873

Cash paid for acquisitions:
2011 transactions	(3,196)
Contingent consideration	(1,513)
Other - prior year transactions	(256)

Total cash paid for acquisitions	(4,965)

Decrease in payables for practice acquisitions	(92)
Net change in fair value of contingent consideration	292

Net change in payables for practice acquisitions	200
Payables for practice acquisitions, beginning of period	27,715

Payables for practice acquisitions, end of period	$27,915

Note 4. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is available for working capital, practice acquisitions and capital expenditures. As of March 31, 2011, we had a letter of credit of $0.1 million outstanding and $29.9 million available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2011, we were in compliance with such financial covenants and restrictions.

Note 5. Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period on a first dollar coverage up to our policy limits on new claims reported during the policy period. In December 2010, we renewed our annual professional liability insurance policy for 2011 effective January 1, 2011 under the same terms as our 2010 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2011 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for claims incurred but not reported (IBNR) on an undiscounted basis based upon actuarial loss projections using our historical loss experience. On January 1, 2011, we adopted the revised GAAP which requires us to separately present reserves for known malpractice claims and receivables for related insurance recoveries on an undiscounted basis based upon actuarial loss projections using our historical loss experience. We also elected to retroactively apply the revised GAAP to 2010 for comparability purpose. The retroactive application of this revised GAAP changed our consolidated balance sheet as of December 31, 2010, but had no impact on our 2010 consolidated statements of income and cash flows.

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	March 31, 2011				December 31, 2010
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$7,086	$7,132	574	7,706	$6,491	$6,597	343	6,940
Long-term Portion	12,801	12,801	14,946	27,747	11,725	11,725	14,146	25,871

Total	$19,887	$19,933	15,520	35,453	$18,216	$18,322	14,489	32,811

Note 6. Income Taxes

Following are the income tax provisions and effective tax rates for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Income tax provision	$4,732	$3,670

Effective tax rate	38.0%	39.0%

The decrease in the effective tax rate in 2011 reflects a change in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2011, we had accrued a total of $10,000 for estimated interest and penalties related to uncertain tax positions.

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

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income taxes expense for an interim period.

Note 7. Stock-Based Compensation

At March 31, 2011, we had a stock-based employee compensation program, for which we had reserved a total of 3,406,779 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under our Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to our Equity Plan, the available shares of our common stock for issuance were increased by 407,921 on January 3, 2011. As of March 31, 2011, there were 236,529 shares of our common stock available for issuance under our Equity Plan.

The options under our Equity Plan generally vest over a four-year period from date of grant, and terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award.

All options and restricted stock awards granted during the three months ended March 31, 2011 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant.

Stock-based compensation expense is recognized when the options and restricted stock awards are vested, and is included in total general and administrative expenses as follows (in thousands):

	Three months ended March 31,
	2011	2010
Stock-based compensation expense	$992	$679

As of March 31, 2011, there was $12,181,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our Equity Plan, which is expected to be recognized over a weighted-average period of 3.2 years.

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

The grant date fair value of each restricted stock award is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market.

The following table summarizes the option activities in our Equity Plan during the three months ended March 31, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
			(Years)	(in ’000)
Options outstanding as of December 31, 2010	1,309,525	$18.92			$8.10
Changes during period:
Granted	358,250	45.33			19.25
Exercised	(17,263)	10.12			4.61
Forfeited	(222)	2.62			1.18

Options outstanding as of March 31, 2011	1,650,290	$24.75	8.05	$34,251	10.56

Options exercisable as of March 31, 2011	784,904	$16.20	7.10	$22,929	6.84

The following table summarizes the restricted stock award activities in our Equity Plan during the three months ended March 31, 2011.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
		(Years)	(in ’000 )
Restricted stock awards outstanding as of December 31, 2010	6,473			$21.63
Changes during period:
Granted	19,608			45.54
Released	(1,057)			23.65

Restricted stock awards outstanding as of March 31, 2011	25,024	3.25	$1,136	40.28

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

The calculations of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	$7,719	$5,739

Weighted average number of common shares outstanding	16,323,125	16,220,128

Basic net income per share	$0.47	$0.35

Diluted:
Net income	$7,719	$5,739

Weighted average number of common shares outstanding	16,323,125	16,220,128
Weighted average number of dilutive common shares equivalents from stock options	416,400	369,272

Common shares and common share equivalents	16,739,525	16,589,400

Diluted net income per share	$0.46	$0.35

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At March 31, 2011, there were approximately 113,000 outstanding stock options with an exercise price above the average market price for the three months ended March 31, 2011.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and continue to respond to discovery requests. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2011 (dollars in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$—	$—	$27,915	$27,915

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2011 (dollars in thousands):

Accrued Contingent Consideration for Practice Acquisitions
Beginning balance at January 1, 2011	$27,459
Addition through acquisition transactions	1,677
Change in fair value realized	292
Payments	(1,513)

Ending balance at March 31, 2011	$27,915

Our payables for practice acquisitions includes, among other items, accrued contingent consideration, the fair value of which is determined using widely accepted valuation techniques, which include the utilization of the income approach valuation method for estimating future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our accrued contingent consideration for practice acquisitions are reassessed on a quarterly basis. The addition of $1,677,000 represents the initial accrual of contingent consideration for the three practices acquisitions completed during the three months ended March 31, 2011. For the latest practice acquisition completed in late March 2011, an estimate of the contingent consideration was recorded on a provisional basis, pending completion of the valuation study.

Note 11. Subsequent Events

Subsequent to March 31, 2011, we acquired the assets of one hospitalist physician practice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 7, 2011.

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

Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in acute hospitals, but also in post-acute facilities, and is focused on providing, managing and coordinating the care of patients in facility based care settings. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

Acquisitions

During the three months ended March 31, 2011, we acquired the assets of three hospitalist physician practices for a total estimated purchase price of $4,873,000. In connection with these acquisitions, we recorded goodwill of $4,754,000 and other identifiable intangible assets of $119,000 consisting of physician, payor and hospital agreements. Total transaction costs of $256,000 for our acquisition activities during the three months ended March 31, 2011 were expensed as incurred.

Subsequent to March 31, 2011, we acquired the assets of one hospitalist physician practice.

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

In March 2010, the Patient Protection and Affordable Care Act (“The Healthcare Reform Act”) was enacted. The Healthcare Reform Act includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for certain outpatient and nursing home visits from 2011 through 2015 for primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

There are a number of initiatives, both judicial and legislative, that may result in a partial or complete repeal of The Healthcare Reform Act. The constitutionality of The Healthcare Reform Act is currently being challenged through the courts. Several federal district courts have considered, along with other issues, the question of whether The Healthcare Reform Act’s requirement that individuals purchase health insurance violates the commerce clause of the Constitution. Some of these courts have determined it is constitutional while others have ruled it unconstitutional, and the Supreme Court is widely expected to hear the case eventually. The Supreme Court could strike down the individual mandate only, or it could strike down the entire law, including the payment increases and eligibility expansion. Congress has also taken up several measures to repeal all or parts of The Healthcare Reform Act. Although the key parts of The Healthcare Reform Act have not been repealed as of yet, the impact of the Supreme Court’s judgment on The Healthcare Reform Act or legislative repeal of key provisions on our Company cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2011	2010
Operating data – patient encounters	1,186,000	927,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.4%	72.6%
General and administrative	15.7%	16.0%
Net change in fair value of contingent consideration	0.3%	—%
Depreciation and amortization	0.6%	0.7%

Total operating expenses	89.0%	89.3%

Income from operations	11.0%	10.7%
Investment income	—%	—%
Interest expense	—%	—%

Income before income taxes	11.0%	10.7%
Income tax provision	4.2%	4.2%

Net income	6.8%	6.5%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our patient encounters for the three months ended March 31, 2011 increased by 259,000 encounters or 27.9% to 1,186,000, compared to 927,000 for the same period in the prior year. Net revenue for the three months ended March 31, 2011 was $113.4 million, an increase of $25.7 million, or 29.3%, from $87.7 million for the three months ended March 31, 2010. Of this $25.7 million increase, 76.3% was attributable to same-market area growth and 23.7% was attributable to revenue generated from four new markets, three of which were entered through acquisitions in 2010 and one in 2011. Same-market revenue increased 22.4%, same-market encounters increased 21.1% and patient revenue per encounter increased 1.2%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended March 31, 2011 were $82.1 million or 72.4% of net revenue compared to $63.7 million or 72.6% of net revenue for the three months ended March 31, 2010. These costs increased by $18.4 million or 29.0%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $14.1 million, of which $12.7 million was primarily the result of increased costs related to our new hires or acquired physician practices and $1.4 million was due to increase in existing physician costs. In addition, $4.3 million of the $18.4 million overall cost increase is attributable to physician costs associated with our four new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.8 million, or 27.1%, to $17.8 million, or 15.7% of net revenue, for the three months ended March 31, 2011, as compared to $14.0 million, or 16.0% of net revenue, for the three months ended March 31, 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased as a result of the increase in our stock price at the date of various grants, general and administrative expense decreased by 40 basis points to 14.8% of revenue, compared to 15.2% of revenue for the same period of 2010.

Income from operations increased $3.0 million, or 32.2%, to $12.5 million, as compared to $9.4 million for the same period in the prior year. Our operating margin increased to 11.0% for the three months ended March 31, 2011 from 10.7% for the three months ended March 31, 2010.

Our effective tax rate for the three months ended March 31, 2011 was 38.0% compared to 39.0% for the three months ended March 31, 2010. The decrease in the effective tax rate reflects a reduction in our effective state rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $7.7 million for the three months ended March 31, 2011, as compared to $5.7 million for the three months ended March 31, 2010, and our net income margin increased to 6.8% from 6.5% for the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2011, we had no debt outstanding, and approximately $48.2 million in liquidity, composed of $18.3 million in cash and cash equivalents, and an available line of credit of $29.9 million.

Net cash provided by operating activities for the three months ended March 31, 2011was $3.7 million compared to $11.4 million for the same period of 2010. The primary changes in working capital during the three months ended March 31, 2011 consisted of (i) an increase in accounts receivable of $15.2 million, (ii) a decrease of prepaid expenses and other current assets of $1.9 million; (iii) an increase in accounts and accrued liabilities of $2.7 million, (iv) an increase in accrued compensation of $3.6 million primarily related to timing of payrolls and physician bonus payments, and (v) a net increase in medical malpractice and self-insurance reserves of $1.0 million.

The $15.2 million increase in accounts receivable is largely attributable to an increase in Medicare and Medicaid accounts receivable related to acquisitions which we completed in late 2010 and early 2011, as there is a time lag for Medicare contractors to issue new physician provider numbers for the acquired practices. Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, increased to 54 DSO as of March 31, 2011, compared to 51 DSO as of December 31, 2010. We calculate our DSO using a three-month rolling average of net revenues. The increase in DSO is largely related to the acquisitions in late 2010 and early 2011.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2011, compared to $3.4 million for the same period in 2010. Cash of $5.0 million was used in 2011 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $2.6 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At March 31, 2011, we had no borrowings under the term loan portion of the Credit Facility, and a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2011, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at March 31, 2011.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2011, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requests information concerning claims that we have submitted to Medicare and Medicaid. The CID covers the period from January 1, 2003, through June 4, 2010, and seeks production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We continue to discuss with representatives of the government the scope of the CID and continue to respond to discovery requests. To our knowledge, no proceedings have been initiated against us at this time, although it is not possible to predict whether or when proceedings might be initiated, when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A,	2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of April, 2011.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

By:	/S/ DEVRA G. SHAPIRO
Devra G. Shapiro
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Employment Agreement, effective March 31, 2011, between Kerry E. Weiner, M.D. and IPC The Hospitalist Company, Inc.

10.2†	IPC The Hospitalist Company, Inc. Executive Change in Control Plan, effective March 3, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Management contracts or compensation plans, contracts or arrangements