Form 10-Q
period 2011-06-30
IPC The Hospitalist Company, Inc.
filed 2011-07-28
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of July 21, 2011, there were 16,431,612 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$24,651	$18,935
Accounts receivable, net	62,794	54,161
Insurance receivable for malpractice claims - current portion, net	7,000	6,491
Prepaid expenses and other current assets	8,202	9,672

Total current assets	102,647	89,259
Property and equipment, net	4,485	4,100
Goodwill	154,447	149,289
Other intangible assets, net	1,933	2,282
Deferred tax assets, net	2,323	2,323
Insurance receivable for malpractice claims - less current portion, net	14,186	11,725

Total assets	$280,021	$258,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,284	$3,708
Accrued compensation	18,688	19,472
Payables for practice acquisitions	25,731	27,715
Medical malpractice and self-insurance reserves, current portion	7,451	6,940
Deferred tax liabilities	784	784

Total current liabilities	55,938	58,619
Medical malpractice and self-insurance reserves, less current portion	30,135	25,871
Other long-term liabilities	23	23

Total liabilities	86,096	84,513
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,423,085 and 16,287,377 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	16	16
Additional paid-in capital	135,874	130,661
Retained earnings	58,035	43,788

Total stockholders’ equity	193,925	174,465

Total liabilities and stockholders’ equity	$280,021	$258,978

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$111,732	$87,639	$225,119	$175,343
Operating expenses:
Cost of services—physician practice salaries, benefits and other	81,784	63,052	163,881	126,712
General and administrative	18,419	14,908	36,194	28,888
Net change in fair value of contingent consideration	188	79	480	92
Depreciation and amortization	795	682	1,550	1,305

Total operating expenses	101,186	78,721	202,105	156,997

Income from operations	10,546	8,918	23,014	18,346
Investment income	4	4	9	7
Interest expense	(22)	(22)	(44)	(44)

Income before income taxes	10,528	8,900	22,979	18,309
Income tax provision	4,000	3,470	8,732	7,140

Net income	$6,528	$5,430	$14,247	$11,169

Net income per share:
Basic	$0.40	$0.33	$0.87	$0.69

Diluted	$0.39	$0.33	$0.85	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$14,247	$11,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,550	1,305
Stock-based compensation expense	2,251	1,507
Net change in fair value of contingent consideration	480	92
Changes in assets and liabilities:
Accounts receivable	(8,633)	(3,250)
Prepaid expenses and other current assets	1,470	2,703
Accounts payable and accrued liabilities	(424)	(3)
Accrued compensation	(784)	1,455
Medical malpractice and self-insurance reserves, net	1,805	892
Accrued professional liability settlement	0	(750)

Net cash provided by operating activities	11,962	15,120

Investing activities
Acquisitions of physician practices	(7,748)	(12,204)
Purchase of property and equipment	(1,460)	(1,244)

Net cash used in investing activities	(9,208)	(13,448)

Financing activities
Net proceeds from issuance of common stock	1,991	1,129
Excess tax benefits from stock-based compensation	971	336

Net cash provided by financing activities	2,962	1,465

Net increase in cash and cash equivalents	5,716	3,137
Cash and cash equivalents, beginning of period	18,935	31,473

Cash and cash equivalents, end of period	$24,651	$34,610

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$44	$44

Income taxes	$9,951	$6,929

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2011

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

Fair Value of Financial Instruments

Our consolidated balance sheet as of June 30, 2011 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of these financial instruments to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

For the six months ended June 30, 2011 and 2010, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	Six Months Ended June 30,
	2011	2010
Medicare and Medicaid patients	51%	51%

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

	June 30, 2011	December 31, 2010
Percentage of receivables from Medicare and Medicaid	34%	37%

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period on a first dollar coverage up to our policy limits on new claims reported during the policy period. In December 2010, we renewed our annual professional liability insurance policy for 2011 effective January 1, 2011 under the same coverage terms as our 2010 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2011 policy at acceptable costs and on favorable terms upon expiration.

We record reserves for claims incurred but not reported (IBNR) on an undiscounted basis based upon actuarial loss projections using our historical loss experience. See our discussion under Recently Adopted Accounting Principles for a summary of our accrued medical malpractice reserves and related insurance receivables.

Recently Adopted Accounting Principles

In August 2010, the Financial Accounting Standard Board (FASB) issued revised GAAP on the presentation of insurance claims and related insurance recoveries. The revised GAAP requires a healthcare entity to present medical malpractice claims and similar liabilities without consideration of insurance recoveries. Related insurance recoveries are to be presented as a receivable net of a valuation allowance for uncollectible amounts. On January 1, 2011, we adopted the revised GAAP to separately present reserves for known malpractice claims and receivables for the related insurance recoveries on an undiscounted basis based upon actuarial loss projections using our historical loss experience. We also elected to retroactively apply the revised GAAP as of December 31, 2010 for comparability. The retroactive application of this revised GAAP changed our consolidated balance sheet as of December 31, 2010, but had no impact on our 2010 consolidated statements of income and cash flows.

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	June 30, 2011				December 31, 2010
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$7,000	$7,000	451	7,451	$6,491	$6,597	343	6,940
Long-term Portion	14,186	14,186	15,949	30,135	11,725	11,725	14,146	25,871

Total	$21,186	$21,186	16,400	37,586	$18,216	$18,322	14,489	32,811

New Accounting Principles

In July 2011, the FASB issued a GAAP update on revenue recognition for certain health care entities that recognize significant amounts of patient service revenue without assessing the patient’s ability to pay. This revised GAAP requires such health care entities to present the provision for bad debt related to patient service revenue as a deduction from patient service revenue (net of contractual allowance and discounts) on their statement of income. It also requires additional disclosures of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. This revised GAAP will be effective for annual and interim periods beginning after December 15, 2011. We currently recognize patient service revenue net of estimated bad debt as required by this revised GAAP; therefore, we do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This revised GAAP will be effective for annual and interim periods beginning after December 15, 2011. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

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

During the six months ended June 30, 2011, we completed the acquisition of assets of four hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements provide for additional consideration to be paid generally after the first year of operation, based upon the future operating results of the acquired practices, as defined in each purchase agreement.

The following table summarizes the total amounts recorded during the six months ended June 30, 2011, related to the acquisition of hospitalist practices (dollars in thousands):

Acquired assets – paid and accrued:
Goodwill	$5,158
Other intangible assets	126

Total acquired assets	5,284

Cash paid for acquisitions:
2011 transactions	(3,395)
Contingent consideration	(4,097)
Other - prior year transactions	(256)

Total cash paid for acquisitions	(7,748)

Decrease in payables for practice acquisitions	(2,464)
Net change in fair value of contingent consideration	480

Net change in payables for practice acquisitions	(1,984)
Payables for practice acquisitions, beginning of period	27,715

Payables for practice acquisitions, end of period	$25,731

Note 3. Debt

Our amended and restated loan agreement (Credit Facility) provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. The Credit Facility is available for working capital, practice acquisitions and capital expenditures. As of June 30, 2011, we had a letter of credit of $0.1 million outstanding and $29.9 million available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2011, we were in compliance with such financial covenants and restrictions.

Note 4. Income Taxes

Following are the income tax provisions and effective tax rates for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax provision	$4,000	$3,470	$8,732	$7,140

Effective tax rate	38.0%	39.0%	38.0%	39.0%

The decrease in the effective tax rate in 2011 reflects a change in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2011, we had accrued a total of $11,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2006 to 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2005 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are not aware of any notices of examination by any taxing authorities.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income taxes expense for an interim period.

Note 5. Stock-Based Compensation

At June 30, 2011, we had a stock-based employee compensation program, for which we had reserved a total of 3,406,779 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under our Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to our Equity Plan, the available shares of our common stock for issuance were increased by 407,921 on January 3, 2011. As of June 30, 2011, there were 240,761 shares of our common stock available for issuance under our Equity Plan.

The options under our Equity Plan generally vest over a four-year period from date of grant, and terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award.

All options and restricted stock awards granted during the six months ended June 30, 2011 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant.

Stock-based compensation expense is recognized when the options and restricted stock awards are vested, and is included in total general and administrative expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$1,259	$828	$2,251	$1,507

As of June 30, 2011, there was $10,941,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our Equity Plan, which is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.46%	1.32%	2.42%	1.19%
Expected volatility	39.41%	40.00%	39.44%	40.00%
Expected option life (in years)	5.99	5.89	5.90	5.80
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table summarizes the option activities in our Equity Plan during the six months ended June 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
			(Years)	(in ’000)
Options outstanding as of December 31, 2010	1,309,525	$18.92			$8.10
Changes during period:
Granted	358,250	45.33			19.25
Exercised	(87,301)	13.45			5.69
Forfeited	(4,027)	35.99			14.47

Options outstanding as of June 30, 2011	1,576,447	25.18	7.81	$33,295	10.75

Options exercisable as of June 30, 2011	795,765	$17.00	6.88	$23,321	7.18

The following table summarizes the restricted stock award activities in our Equity Plan during the six months ended June 30, 2011.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
		(Years)	(in ’000)
Restricted stock awards outstanding as of December 31, 2010	6,473			$21.63
Changes during period:
Granted	19,608			45.54
Released	(1,057)			23.65
Forfeited	(427)			40.99

Restricted stock awards outstanding as of June 30, 2011	24,597	3.08	$1,139	$40.26

Note 6. Earnings Per Share

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net income	$6,528	$5,430	$14,247	$11,169

Weighted average number of common shares outstanding	16,382,869	16,241,727	16,346,383	16,230,987

Basic net income per share	$0.40	$0.33	$0.87	$0.69

Diluted:
Net income	$6,528	$5,430	$14,247	$11,169

Weighted average number of common shares outstanding	16,382,869	16,241,727	16,346,383	16,230,987
Weighted average number of dilutive common shares equivalents	477,334	331,836	439,715	351,047

Common shares and common share equivalents	16,860,203	16,573,563	16,786,098	16,582,034

Diluted net income per share	$0.39	$0.33	$0.85	$0.67

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At June 30, 2011, there were approximately 195,000 outstanding stock options with an exercise price above the average market price for the six months ended June 30, 2011.

Note 7. Commitments and Contingencies

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. The Company has produced responsive documents and is continuing to discuss with representatives of the government additional future productions to be made if requested. We recently were informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Note 8. Fair Value Measurement

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2011 (dollars in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$0	$0	$25,731	$25,731

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2011 (dollars in thousands):

Accrued contingent consideration for practice acquisitions	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Beginning balance	$27,915	$27,459
Addition through acquisition transactions	211	1,889
Change in fair value realized	189	480
Payments	(2,584)	(4,097)

Ending balance	$25,731	$25,731

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

Note 9. Subsequent Events

Subsequent to June 30, 2011, we acquired the assets of three hospitalist physician practices.

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

Acquisitions

During the six months ended June 30, 2011, we acquired the assets of four hospitalist physician practices for a total estimated purchase price of $5,284,000. In connection with these acquisitions, we recorded goodwill of $5,158,000 and other identifiable intangible assets of $126,000 consisting of physician, payor and hospital agreements. Total transaction costs of $270,000 for our acquisition activities during the six months ended June 30, 2011 were expensed as incurred.

Subsequent to June 30, 2011, we acquired the assets of three hospitalist physician practices.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating data – patient encounters	1,159,000	920,000	2,345,000	1,847,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.2%	71.9%	72.8%	72.3%
General and administrative	16.5%	17.0%	16.1%	16.4%
Net change in fair value of contingent consideration	0.2%	0.1%	0.2%	0.1%
Depreciation and amortization	0.7%	0.8%	0.7%	0.7%

Total operating expenses	90.6%	89.8%	89.8%	89.5%

Income from operations	9.4%	10.2%	10.2%	10.5%
Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.0%	0.0%	0.0%	(0.1)%

Income before income taxes	9.4%	10.2%	10.2%	10.4%
Income tax provision	3.6%	4.0%	3.9%	4.0%

Net income	5.8%	6.2%	6.3%	6.4%

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our patient encounters for the three months ended June 30, 2011 increased by 239,000 encounters or 26.0% to 1,159,000, compared to 920,000 for the same period in the prior year. Net revenue for the three months ended June 30, 2011 was $111.7 million, an increase of $24.1 million, or 27.5%, from $87.6 million for the three months ended June 30, 2010. Of this $24.1 million increase, 71.4% was attributable to same-market area growth and 28.6% was attributable to revenue generated from four new markets, three of which were entered through acquisitions in 2010 and one in 2011. Same-market revenue increased 19.6%, same-market encounters increased 18.5% and patient revenue per encounter increased 0.5%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended June 30, 2011 were $81.8 million or 73.2% of net revenue compared to $63.1 million or 71.9% of net revenue for the three months ended June 30, 2010. These costs increased by $18.7 million or 29.7%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $13.7 million, of which $13.0 million was primarily the result of increased costs related to our new hires or acquired physician practices and $0.7 million was due to an increase in existing physician costs. In addition, $5.0 million of the $18.7 million overall cost increase is attributable to physician costs associated with our four new markets.

As a percentage of revenue, physician costs increased 130 basis points during the three months ended June 30, 2011 as compared to the same period last year. This increase was largely the result of added cost for locum tenens, moonlighters and premium call pay and discretionary bonuses for employed physicians at several of the larger hospital contracted practices. In all cases, we are in the process of recruiting additional full-time staff in order to operate more efficiently.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.5 million, or 23.6%, to $18.4 million, or 16.5% of net revenue, for the three months ended June 30, 2011, as compared to $14.9 million, or 17.0% of net revenue, for the three months ended June 30, 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 70 basis points to 15.4% of revenue, compared to 16.1% of revenue for the same period of 2010.

Income from operations increased $1.6 million, or 18.3%, to $10.5 million from $8.9 million for the same period in the prior year. Our operating margin was 9.4% for the three months ended June 30, 2011, as compared to 10.2% for the three months ended June 30, 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the three months ended June 30, 2011 was 38.0% compared to 39.0% for the three months ended June 30, 2010. The decrease in the effective tax rate reflects a reduction in our effective state rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended June 30, 2011 increased to $6.5 million from $5.4 million for the three months ended June 30, 2010, and our net income margin was 5.8%, as compared to 6.2% for the same period in the prior year.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our patient encounters for the six months ended June 30, 2011 increased by 498,000 encounters or 27.0% to 2,345,000, compared to 1,847,000 for the same period in the prior year. Net revenue for the six months ended June 30, 2011 was $225.1 million, an increase of $49.8 million, or 28.4%, from $175.3 million for the six months ended June 30, 2010. Of this $49.8 million increase, 73.9% was attributable to same-market area growth and 26.1% was attributable to revenue generated from four new markets, three of which were entered through acquisitions in 2010 and one in 2011. Same-market revenue increased 21.0%, same-market encounters increased 19.8% and patient revenue per encounter increased 0.8%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue.

Physician practice salaries, benefits and other expenses for the six months ended June 30, 2011 were $163.9 million or 72.8% of net revenue compared to $126.7 million or 72.3% of net revenue for the six months ended June 30, 2010. These costs increased by $37.2 million or 29.3%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $27.8 million, of which $25.7 million was primarily the result of increased costs related to our new hires or acquired physician practices, and $2.1 million was due to increase in existing physician costs. In addition, $9.4 million of the $37.2 million overall cost increase is attributable to physician costs associated with our four new markets.

General and administrative expenses increased $7.3 million, or 25.3%, to $36.2 million, or 16.1% of net revenue, for the six months ended June 30, 2011, as compared to $28.9 million, or 16.4% of net revenue, for the six months ended June 30, 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 50 basis points to 15.1% of revenue, compared to 15.6% of revenue for the same period of 2010.

Income from operations increased $4.7 million, or 25.4%, to $23.0 million from $18.3 million for the same period in the prior year. Our operating margin decreased to 10.2% for the six months ended June 30, 2011, as compared to 10.5% for the six months ended June 30, 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the six months ended June 30, 2011 was 38.0% compared to 39.0% for the six months ended June 30, 2010. The decrease in the effective tax rate reflects a reduction in our effective state rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the six months ended June 30, 2011 increased to $14.2 million from $11.2 million for the six months ended June 30, 2010, and our net income margin was 6.3%, as compared to 6.4% for the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2011, we had no debt outstanding, and approximately $54.6 million in liquidity, composed of $24.7 million in cash and cash equivalents, and an available line of credit of $29.9 million.

Net cash provided by operating activities for the six months ended June 30, 2011 was $12.0 million compared to $15.1 million for the same period of 2010. The primary changes in working capital during the six months ended June 30, 2011 composed of (i) an increase in accounts receivable of $8.6 million, (ii) a decrease of prepaid expenses and other current assets of $1.5 million, (iii) a decrease in accrued compensation of $0.8 million primarily related to timing of payrolls and physician bonus payments, and (iv) a net increase in medical malpractice and self-insurance reserves of $1.8 million.

Although our accounts receivable increased by $8.6 million since December 31, 2010, our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, decreased to 49 DSO as of June 30, 2011, compared to 51 DSO as of December 31, 2010. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $9.2 million for the six months ended June 30, 2011, compared to $13.4 million for the same period in 2010. Cash of $7.7 million was used in 2011 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $12.2 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

Our Credit Facility provides a revolving line of credit of $30.0 million, with a sublimit of $5.0 million for the issuance of letters of credit. The Credit Facility has a maturity date of September 15, 2011. We use the Credit Facility for working capital, practice acquisitions and capital expenditures. At June 30, 2011, we had a letter of credit of $100,000 outstanding and $29.9 million available under the revolving line of credit.

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

The Credit Facility is secured by all of our current and future personal and intellectual property assets, except those held subject to purchase money loans and capital leases. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2011, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at June 30, 2011.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2011, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (“CID”) issued by the Department of Justice, U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. The Company has produced responsive documents and is continuing to discuss with representatives of the government additional future productions to be made if requested. We recently were informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A,	2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of July, 2011.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

By:	/S/ DEVRA G. SHAPIRO
Devra G. Shapiro
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

22.1	Submission of Maters to a Vote of Security Holders (incorporated by reference to the Registrant’s 8-K filed on June 2, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.