Form 10-Q
period 2011-09-30
IPC The Hospitalist Company, Inc.
filed 2011-10-27
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of October 19, 2011, there were 16,444,409 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$32,035	$18,935
Accounts receivable, net	62,897	54,161
Insurance receivable for malpractice claims – current portion	8,044	6,491
Prepaid expenses and other current assets	4,678	9,672

Total current assets	107,654	89,259
Property and equipment, net	4,510	4,100
Goodwill	164,400	149,289
Other intangible assets, net	1,726	2,282
Deferred tax assets, net	2,323	2,323
Insurance receivable for malpractice claims – less current portion	14,531	11,725

Total assets	$295,144	$258,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,713	$3,708
Accrued compensation	24,251	19,472
Payables for practice acquisitions	24,250	27,715
Medical malpractice and self-insurance reserves, current portion	8,627	6,940
Deferred tax liabilities	784	784

Total current liabilities	61,625	58,619
Medical malpractice and self-insurance reserves, less current portion	31,320	25,871
Other long-term liabilities	23	23

Total liabilities	92,968	84,513
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,443,255 and 16,287,377 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	16	16
Additional paid-in capital	137,663	130,661
Retained earnings	64,497	43,788

Total stockholders’ equity	202,176	174,465

Total liabilities and stockholders’ equity	$295,144	$258,978

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$114,485	$90,897	$339,604	$266,240
Operating expenses:
Cost of services – physician practice salaries, benefits and other	84,920	66,051	248,801	192,763
General and administrative	18,081	14,609	54,275	43,497
Net change in fair value of contingent consideration	178	115	658	207
Depreciation and amortization	824	678	2,374	1,983

Total operating expenses	104,003	81,453	306,108	238,450

Income from operations	10,482	9,444	33,496	27,790
Investment income	3	8	12	15
Interest expense	(62)	(22)	(106)	(66)

Income before income taxes	10,423	9,430	33,402	27,739
Income tax provision	3,961	3,364	12,693	10,504

Net income	$6,462	$6,066	$20,709	$17,235

Net income per share:
Basic	$0.39	$0.37	$1.27	$1.06

Diluted	$0.38	$0.37	$1.23	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$20,709	$17,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,374	1,983
Stock-based compensation expense	3,473	2,310
Tax liability reduction for uncertain tax positions	0	(219)
Net change in fair value of contingent consideration	658	207
Changes in assets and liabilities:
Accounts receivable	(8,736)	(190)
Prepaid expenses and other current assets	4,994	5,472
Accounts payable and accrued liabilities	5	(1)
Accrued compensation	4,779	4,375
Medical malpractice and self-insurance reserves, net	2,777	1,406
Accrued professional liability settlement	0	(750)

Net cash provided by operating activities	31,033	31,828

Investing activities
Acquisitions of physician practices	(19,387)	(13,788)
Purchase of property and equipment	(2,075)	(1,827)

Net cash used in investing activities	(21,462)	(15,615)

Financing activities
Net proceeds from issuance of common stock	2,352	1,133
Excess tax benefits from stock-based compensation	1,177	345

Net cash provided by financing activities	3,529	1,478

Net increase in cash and cash equivalents	13,100	17,691
Cash and cash equivalents, beginning of period	18,935	31,473

Cash and cash equivalents, end of period	$32,035	$49,164

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$107	$65

Income taxes	$11,843	$9,113

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2011

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

Fair Value of Financial Instruments

Our consolidated balance sheet as of September 30, 2011 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of these financial instruments to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Accounts Receivable and Concentration of Credit Risk

For the nine months ended September 30, 2011 and 2010, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	Nine Months Ended September 30,
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

	September 30, 2011	December 31, 2010
Percentage of receivables from Medicare and Medicaid	37%	37%

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

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	September 30, 2011				December 31, 2010
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$8,044	$8,044	583	8,627	$6,491	$6,597	343	6,940
Long-term Portion	14,531	14,531	16,789	31,320	11,725	11,725	14,146	25,871

Total	$22,575	$22,575	17,372	39,947	$18,216	$18,322	14,489	32,811

New Accounting Principles

In September 2011, the FASB issued a GAAP update on goodwill to allow an entity the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity shall perform the quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This revised GAAP will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

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

During the nine months ended September 30, 2011, we completed the acquisition of assets of nine hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements provide for additional consideration to be paid generally after the first year of operation, based upon the future operating results of the acquired practices, as defined in each purchase agreement.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2011, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill	$15,111
Other intangible assets	150
Fixed assets	3

Total acquired assets	15,264

Cash paid for acquisitions:
2011 transactions	(9,960)
Contingent consideration	(9,171)
Other – prior year transactions	(256)

Total cash paid for acquisitions	(19,387)

Decrease in payables for practice acquisitions	(4,123)
Net change in fair value of contingent consideration	658

Net change in payables for practice acquisitions	(3,465)
Payables for practice acquisitions, beginning of period	27,715

Payables for practice acquisitions, end of period	$24,250

Note 3. Debt

On August 4, 2011, we entered into a new five-year secured revolving credit agreement (Credit Facility), which provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. This new Credit Facility replaced our prior $30.0 million credit agreement which was scheduled to expire in September 2011. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2011, we had a letter of credit of $0.1 million outstanding and $74.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is guaranteed by our subsidiaries and affiliated professional medical corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2011, we were in compliance with such financial covenants and restrictions.

Note 4. Income Taxes

Following are the income tax provisions and effective tax rates for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax provision	$3,961	$3,364	$12,693	$10,504

Effective tax rate	38.0%	35.7%	38.0%	37.9%

The difference in the effective tax rate for three months ended September 30, 2011 as compared to three months ended September 30, 2010 was due primarily to a one-time reduction in our tax liability for uncertain tax positions resulting from the lapse of statute of limitations during the three months ended September 30, 2010. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2011, we had accrued a total of $11,000 for estimated interest and penalties related to uncertain tax positions.

The tax years 2006 to 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2005 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. A state tax examination has been initiated for one of our subsidiaries. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income taxes expense for an interim period.

Note 5. Stock-Based Compensation

At September 30, 2011, we had a stock-based employee compensation program, for which we had reserved a total of 3,406,779 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under our Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to our Equity Plan, the available shares of our common stock for issuance were increased by 407,921 on January 3, 2011. As of September 30, 2011, there were 238,480 shares of our common stock available for issuance under our Equity Plan.

The options under our Equity Plan generally vest over a four-year period from date of grant, and terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award.

All option awards granted during the nine months ended September 30, 2011 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant.

Stock-based compensation expense is recognized when the options and restricted stock awards are vested, and is included in total general and administrative expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense	$1,222	$803	$3,473	$2,310

As of September 30, 2011, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-average Remaining Contractual Term
		(Years)
Stock option	$9,056	2.79

Restricted stock	$741	3.27

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine months ended September 30,
	2011	2010
Risk-free interest rate	2.55%	1.24%
Expected volatility	39.34%	40.00%
Expected option life (in years)	6.16	5.83
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the option activities in our Equity Plan during the nine months ended September 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
			(Years)	(in ’000)
Options outstanding as of December 31, 2010	1,309,525	$18.92			$8.10
Changes during period:
Granted	360,500	45.37			19.26
Exercised	(107,166)	13.81			5.87
Cancelled/Forfeited	(4,027)	35.99			14.47
Expired	(1,173)	0.77			0.14

Options outstanding as of September 30, 2011	1,557,659	$25.37	7.63	$19,552	$10.82

Options exercisable as of September 30, 2011	848,774	$17.65	6.82	$15,464	$7.46

The following table summarizes the restricted stock award activities in our Equity Plan during the nine months ended September 30, 2011.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
		(Years)	(in ’000)
Restricted stock awards outstanding as of December 31, 2010	6,473			$21.63
Changes during period:
Granted	20,812			45.91
Vested	(1,362)			27.53
Forfeited	(427)			40.99

Restricted stock awards outstanding as of September 30, 2011	25,496	2.79	$910	$40.81

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$6,462	$6,066	$20,709	$17,235

Weighted average number of common shares outstanding	16,419,071	16,256,757	16,370,878	16,239,672

Basic net income per share	$0.39	$0.37	$1.27	$1.06

Diluted:
Net income	$6,462	$6,066	$20,709	$17,235

Weighted average number of common shares outstanding	16,419,071	16,256,757	16,370,878	16,239,672
Weighted average number of dilutive common shares equivalents	423,176	284,275	433,426	331,196

Common shares and common share equivalents	16,842,247	16,541,032	16,804,304	16,570,868

Diluted net income per share	$0.38	$0.37	$1.23	$1.04

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At September 30, 2011, there were approximately 236,400 outstanding stock options with an exercise price above the average market price for the nine months ended September 30, 2011.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. The Company has produced responsive documents and will discuss with representatives of the government additional future productions to be made if requested. We have been informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$—	$—	$24,250	$24,250

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Accrued contingent consideration for practice acquisitions
Beginning balance	$25,731	$27,459
Addition through acquisition transactions	3,415	5,304
Change in fair value realized	178	658
Payments	(5,074)	(9,171)

Ending balance	$24,250	$24,250

Our payables for practice acquisitions includes accrued contingent consideration, the fair value of which is determined using widely accepted valuation techniques, which include the utilization of the income approach valuation method for estimating future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The earnings projections and the related fair value of our accrued contingent consideration for practice acquisitions are reassessed on a quarterly basis.

Note 9. Subsequent Events

Subsequent to September 30, 2011, we acquired the assets of three hospitalist physician practices.

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

Acquisitions

During the nine months ended September 30, 2011, we acquired the assets of nine hospitalist physician practices for a total estimated purchase price of $15,264,000. In connection with these acquisitions, we recorded fixed assets of $3,000, goodwill of $15,111,000 and other identifiable intangible assets of $150,000 consisting of physician, payor and hospital agreements. Total transaction costs of $274,000 for our acquisition activities during the nine months ended September 30, 2011 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $5.3 million representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Subsequent to September 30, 2011, we acquired the assets of three hospitalist physician practices.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula established by Congress in the Balanced Budget Act of 1997. Many private payors use the Medicare Physician fee schedule to determine their own Physician reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, and numerous subsequent administrative and legislative actions since then have either delayed, modified or overrode the SGR formula to prevent the reimbursement reductions. In December 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010, which halted a 25 percent reduction in Medicare physician payments otherwise mandated by the SGR as of January 1, 2011. This legislation extended the stay of the SGR reductions for a full year, through the end of 2011. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless there is a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively “The Healthcare Reform Act”) were enacted. The Healthcare Reform Act includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for certain outpatient and nursing home visits from 2011 through 2015 for primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

There are a number of initiatives, both judicial and legislative, that may result in another partial or complete repeal of The Healthcare Reform Act. The constitutionality of The Healthcare Reform Act is currently being challenged through the courts. Several federal district and appellate courts have considered, along with other issues, the question of whether The Healthcare Reform Act’s requirement that individuals purchase health insurance violates the commerce clause of the Constitution. Some of these courts have determined it is constitutional while others have ruled it unconstitutional, and the Supreme Court is widely expected to hear at least one of the cases after the Obama Administration petitioned the Supreme Court to consider the issue. The Supreme Court could strike down the individual mandate only, or it could strike down the entire law, including the payment increases and eligibility expansion. Congress has also taken up several measures to repeal all or parts of The Healthcare Reform Act. Although the key parts of The Healthcare Reform Act have not been repealed as of yet, the impact of the Supreme Court’s judgment on The Healthcare Reform Act or legislative repeal of key provisions on our Company cannot be determined at this time.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law which raised the debt ceiling and put into effect a series of actions to reduce the federal deficit over ten years. The Budget Control Act also establishes a bipartisan joint select committee of Congress that is responsible for developing recommendations to reduce future federal budget deficits by more than an additional $1.2 trillion over 10 years. If the joint select committee’s bill is not enacted by January 15, 2012, across-the-board cuts to mandatory and discretionary federal spending could be automatically implemented, which could result in reductions of payments to Medicare providers of up to 2% beginning in 2013. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. If the joint select committee’s bill is enacted by January 15, 2012, it could affect various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the Budget Control Act will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating data – patient encounters	1,193,000	957,000	3,538,000	2,804,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services – physician practice salaries, benefits and other	74.2%	72.7%	73.3%	72.4%
General and administrative	15.8%	16.1%	16.0%	16.3%
Net change in fair value of contingent consideration	0.2%	0.1%	0.2%	0.1%
Depreciation and amortization	0.6%	0.7%	0.6%	0.8%

Total operating expenses	90.8%	89.6%	90.1%	89.6%

Income from operations	9.2%	10.4%	9.9%	10.4%

Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.1)%	0.0%	(0.1)%	0.0%

Income before income taxes	9.1%	10.4%	9.8%	10.4%
Income tax provision	3.5%	3.7%	3.7%	3.9%

Net income	5.6%	6.7%	6.1%	6.5%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our patient encounters for the three months ended September 30, 2011 increased by 236,000 encounters or 24.7% to 1,193,000, compared to 957,000 for the same period in the prior year. Net revenue for the three months ended September 30, 2011 was $114.5 million, an increase of $23.6 million, or 26.0%, from $90.9 million for the three months ended September 30, 2010. Of this $23.6 million increase, 66% was attributable to same-market area growth and 34% was attributable to revenue generated from seven new markets. Of these new markets, three were entered through acquisitions in 2010, two were entered through acquisitions in 2011 and two were from new hospital contracts established in 2011. Same-market revenue increased 17.1%, same-market encounters increased 16.4% and patient revenue per encounter decreased 0.6%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended September 30, 2011 were $84.9 million or 74.2% of net revenue compared to $66.1 million or 72.7% of net revenue for the three months ended September 30, 2010. These costs increased by $18.8 million or 28.6%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $12.7 million, of which $14.1 million was primarily the result of increased costs related to our new hires or acquired physician practices offset by a decrease in existing physician costs of $1.4 million. In addition, $6.1 million of the $18.8 million overall cost increase is attributable to physician costs associated with our seven new markets.

As a percentage of revenue, physician costs increased by 150 basis points quarter over quarter. We had a net increase of 78 new providers during the quarter either through hiring or acquisitions. This large increase in the number of physicians resulted in lower productivity and higher onboarding costs such as hiring bonuses and relocation expenses. In addition, several of the larger practices continued the use of temporary staffing such as locums and moonlighters as was the case in the second quarter of 2011. Increased productivity from our new providers as they gain experience and a reduction in the use of temporary staff should result in an increase in practice margins during the fourth quarter.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.5 million, or 23.8%, to $18.1 million, or 15.8% of net revenue, for the three months ended September 30, 2011, as compared to $14.6 million, or 16.1% of net revenue, for the three months ended September 30, 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 50 basis points to 14.7% of revenue, compared to 15.2% of revenue for the same period of 2010.

Income from operations increased $1.1 million, or 11.0%, to $10.5 million from $9.4 million for the same period in the prior year. Our operating margin was 9.2% for the three months ended September 30, 2011, as compared to 10.4% for the three months ended September 30, 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, partially offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the three months ended September 30, 2011 was 38.0% compared to 35.7% for the three months ended September 30, 2010. Our prior year effective tax rate for the three-month period was lower due primarily to a one-time reduction in our tax liability for uncertain tax positions resulting from the lapse of statute of limitations. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended September 30, 2011 increased to $6.5 million from $6.1 million for the three months ended September 30, 2010, and our net income margin was 5.6%, as compared to 6.7% for the same period in the prior year.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our patient encounters for the nine months ended September 30, 2011 increased by 734,000 encounters or 26.2% to 3,538,000, compared to 2,804,000 for the same period in the prior year. Net revenue for the nine months ended September 30, 2011 was $339.6 million, an increase of $73.4 million, or 27.6%, from $266.2 million for the nine months ended September 30, 2010. Of this $73.4 million increase, 71% was attributable to same-market area growth and 29% was attributable to revenue generated from seven new markets. Of these new markets, three were entered through acquisitions in 2010, two were entered through acquisitions in 2011, and two were from new hospital contracts established in 2011. Same-market revenue increased 19.7%, same-market encounters increased 18.7% and patient revenue per encounter increased 0.4%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue.

Physician practice salaries, benefits and other expenses for the nine months ended September 30, 2011 were $248.8 million or 73.3% of net revenue compared to $192.8 million or 72.4% of net revenue for the nine months ended September 30, 2010. These costs increased by $56.0 million or 29.1%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $40.4 million, of which $39.8 million was primarily the result of increased costs related to our new hires or acquired physician practices, and $0.6 million was due to increase in existing physician costs. In addition, $15.6 million of the $56.0 million overall cost increase is attributable to physician costs associated with our seven new markets.

General and administrative expenses increased $10.8 million, or 24.8%, to $54.3 million, or 16.0% of net revenue, for the nine months ended September 30, 2011, as compared to $43.5 million, or 16.3% of net revenue, for the nine months ended September 30, 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and increases in corporate development and other expenses to support our acquisitions. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 50 basis points to 15.0% of revenue, compared to 15.5% of revenue for the same period of 2010.

Income from operations increased $5.7 million, or 20.5%, to $33.5 million from $27.8 million for the same period in the prior year. Our operating margin was 9.9% for the nine months ended September 30, 2011, as compared to 10.4% for the nine months ended September 30, 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, partially offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the nine months ended September 30, 2011 was 38.0% compared to 37.9% for the nine months ended September 30, 2010. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the nine months ended September 30, 2011 increased to $20.7 million from $17.2 million for the nine months ended September 30, 2010, and our net income margin was 6.1%, as compared to 6.5% for the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2011, we had no debt outstanding, and approximately $106.9 million in liquidity, composed of $32.0 million in cash and cash equivalents, and an available line of credit of $74.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $31.0 million compared to $31.8 million for the same period of 2010. The primary changes in working capital during the nine months ended September 30, 2011 was composed of (i) an increase in accounts receivable of $8.7 million, (ii) a decrease of prepaid expenses and other current assets of $5.0 million, (iii) an increase in accrued compensation of $4.8 million primarily related to timing of payrolls and physician bonus payments, and (iv) a net increase in medical malpractice and self-insurance reserves of $2.8 million.

Although our accounts receivable increased by $8.7 million since December 31, 2010, our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, decreased to 49 DSO as of September 30, 2011, compared to 51 DSO as of December 31, 2010. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $21.5 million for the nine months ended September 30, 2011, compared to $15.6 million for the same period in 2010. Cash of $19.4 million was used in 2011 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $13.8 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

Credit Facility and Liquidity

On August 4, 2011, we entered into a new five-year secured revolving credit agreement (Credit Facility), which provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. This new Credit Facility replaced our prior $30.0 million credit agreement which was scheduled to expire in September 2011. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2011, we had a letter of credit of $0.1 million outstanding and $74.9 million available under the revolving line of credit.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The Credit Facility is guaranteed by our subsidiaries and affiliated professional medical corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2011, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at September 30, 2011.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2011, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. The Company has produced responsive documents and will discuss with representatives of the government additional future productions to be made if requested. We have been informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of October, 2011.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/s/ DEVRA G. SHAPIRO
Devra G. Shapiro Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.