Form 10-K
period 2011-12-31
IPC The Hospitalist Company, Inc.
filed 2012-02-23
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33930

IPC THE HOSPITALIST COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4562058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4605 Lankershim Boulevard, Suite 617 North Hollywood, California	91602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 447-2362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $739,188,920, computed by reference to the closing price on the NASDAQ Global Select Market of $46.31 per share of Common Stock on June 30, 2011. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 16, 2012, there were 16,524,448 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in acute care hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2011, our 1,201 affiliated hospitalists, including physicians, nurse practitioners and physician assistants (collectively “affiliated hospitalists”) provide hospitalist solutions at over 365 hospitals and 550 other inpatient and post-acute care facilities primarily in 25 states. We have had 11.9 million patient encounters since the beginning of 2009. Collectively, our affiliated hospitalists work with more than 39,000 referring physicians and 3,600 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with the success of hospitalist medicine.

We began operating our first physician practice in 1998. Since that time we have increased the number of practice groups to over 220 as of December 31, 2011. In the three years ending December 31, 2011, we have acquired 36 practice groups. We successfully integrated these acquisitions into IPC and onto our proprietary technology-based practice management system known as IPC-Link®. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 630 other physicians and non-physician providers and contract with over 215 independent contractors, who provide episodic care as needed.

We assist hospitals, post-acute facilities and payors in improving quality of care, increasing operating efficiencies and reducing costs. Through our affiliated hospitalists, we provide, manage and coordinate the care of hospitalized patients and serve as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or their specialties. We also provide our affiliated hospitalists with the infrastructure, information management systems, specialized training programs and administrative support necessary to perform these services. We believe we are an attractive employer to hospitalists, whether practicing as individuals or in groups, because our administrative services help reduce the burden associated with managing a physician practice. Likewise, we believe hospitalists choose to affiliate with us because of our leadership position, financial resources, technology-based infrastructure, commitment to training and development, and our performance-based compensation. We provide a comprehensive solution of clinical and management experience, proprietary technology and high quality of care to healthcare constituents, which we believe provides us with a sustainable competitive advantage to capitalize on the rapid growth in demand for hospitalists.

Industry Overview

Founded approximately 20 years ago in the early 1990s the field of hospitalist medicine continues to be an evolving and developing medical specialty. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Hospitalists receive medical training generally in primary care, with the majority having experience in internal medicine, family practice or other medical specialties. Hospitalists differ from primary care physicians and specialists by treating patients only in a non-office based setting. By focusing exclusively on inpatient medicine, a hospitalist develops practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital. Hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. Acute care hospitals represent the largest component of inpatient facilities in which hospitalists practice. We believe hospitalists serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings.

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

According to the Society of Hospitalist Medicine (SHM), the number of hospitalists has grown from an estimated 800 in the mid-1990s to approximately 30,000 in 2010, making it one of the fastest-growing medical specialties in the United States. A study by the American Hospital Association released in 2008 indicates that over 50% of all hospitals have formal hospitalist programs and we believe based on our operational experience that a greater number of hospitals have hospitalists practicing within their facilities.

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

•	Specialists have an increased desire to limit the scope of their practice to their own medical specialty;

•	National residency accreditation organizations have established limitations on the number of hours that resident physicians in training may practice;

•	Health plans are seeking alternative mechanisms to appropriately control the substantial increase in inpatient expenditures; and

•

There is a growing interest in providing a coordinated continuum of care for patients that move between different types of facilities to improve quality of patient care, improve patient satisfaction and to reduce costs over an entire episode of care.

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2011 we employ or currently affiliate with over 1,200 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

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

Acute Care Hospitals

Acute care hospitals must provide consistent and reliable care despite potentially having hundreds of admitting physicians who may differ in their own methods of care, preferences for medications and utilization and review processes. The resulting process variability can lead to an increased number of clinical errors, higher medical costs and deficiencies in medical record documentation which can lead to reimbursement and regulatory issues. Additionally, acute care hospitals may experience difficulty finding available physicians because of the reluctance of some medical staff members to assume the care of unassigned patients. This is further complicated by the statutory and organizational limitations on intern and resident duty hours. Acute care hospitals also face the challenge of providing medical care to indigent patients. Finally, acute care hospitals can often face emergency department overcrowding caused by large numbers of unassigned patients seeking admission to the hospital through the emergency department.

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

Our Operating Structure

We are a national hospitalist group practice consisting of over 220 local practice groups operating in 29 different regions as of December 31, 2011. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our 29 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

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

Technology-Based Management System

IPC-Link® is a fully-integrated technology-based management system that supports the clinical, administrative and communication needs of our affiliated hospitalists. Our system contains proprietary software, sophisticated databases and rules engines, automated billing interfaces and extensive web-based reporting tools. We developed the system internally and have designed this system to accommodate significant future growth in our business.

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

The term of these contracts varies between facilities, but they typically can be terminated with cause for various reasons and usually contain provisions allowing for termination without cause by either party upon 90 days notice. Agreements with the inpatient facilities typically contain confidentiality provisions and requirements that the facilities maintain their own insurance. We have structured these contracts and agreements in accordance with the restrictions and requirements of applicable federal and state laws.

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

Geographic Coverage

We provide services primarily in the following 25 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas, and Washington. During 2011, approximately 61.9% of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Texas accounted for approximately 17.4% of our net revenue for 2011. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the states in which we currently operate.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. We record in our consolidated financial statements estimates for our liabilities, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to U.S. generally accepted accounting principles (GAAP). See our discussion under “Recently Adopted Accounting Principles” in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are required to pay materially exceed our estimates, our financial condition and results of operations could be materially adversely affected.

Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. In December 2011, we renewed our annual professional liability insurance policy for 2012, effective January 1, 2012, under the same terms as our 2011 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2012 policy at acceptable costs and on favorable terms upon its expiration.

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

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2011 and 2010:

Job Classification	2011	2010
Employed physicians	972	855
Nurse practitioners and physician assistants	229	177
Independent contracted physicians	216	195
Non-clinical employees	613	565

Total	2,030	1,792

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 630 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees and independent contractors.

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

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including OIG, the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business. A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (Medicaid). By way of illustration, these prosecutions may be based upon alleged patterns of improper coding, billing for services not rendered, billing services at a higher payment rate than appropriate, billing for care that is not considered medically necessary, and billing for services performed in violation of other laws, such as the Anti-Kickback Statute. Pursuant to the Fraud Enforcement and Recovery Act of 2009, the False Claims Act applies even to requests for payment submitted to non-government intermediaries which administer or otherwise coordinate payments for the Medicare, Medicaid or other health care programs. Further, the Patient Protection and Affordable Care Act of 2010 (PPACA) conclusively established that a claim arising out of a violation of the federal Anti-Kickback Statute may be a false claim for purposes of the False Claims Act. PPACA also created an affirmative obligation to return an identified Medicare or Medicaid overpayment to the government within the later of sixty (60) days of identification or the date any corresponding cost report was due if applicable and provided that failure to do so may constitute a false claim for purpose of the False Claims Act. On February 14, 2012, the Centers for Medicare and Medicaid Services (CMS) issued a proposed rule to further implement this obligation to report and return overpayments with respect to Medicare Parts A and B providers and suppliers, and will address other stakeholders at a later date; nonetheless, CMS notes that the overpayment statutory requirements apply to all stakeholders even without a final regulation.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 (as adjusted for inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in government healthcare programs, including Medicare and Medicaid (or, in lieu of exclusion, a Corporate Integrity Agreement entered into with OIG). In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government, or improperly retained funds received which were not due.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 (DRA) amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 32 states and the District of Columbia have some form of state false claims acts. As of January 2012, the OIG has reviewed 27 of these and has granted many states a grace period to amend their false claims act to be consistent with recent changes in the federal False Claims Act. We operate in primarily 25 states, of which the following 20 states have some form of a state false claims act : California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Oklahoma, Rhode Island, Tennessee , Texas and Washington.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. PPACA amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of PPACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare program: inpatient and outpatient hospital services, clinical laboratory services, radiology and certain other imaging services, physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and enteral nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. Compliance with all elements of an applicable Stark Law exception is necessary in order to benefit from the protections.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation, damages up to three times the monetary penalty, and possible exclusion from future participation in governmental healthcare programs. A physician or an entity that engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Knowing of a submission of a claim in violation of the Stark Law may also result in a False Claims Act allegation.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by “HIPAA covered entities,” which include entities like our affiliated hospitalists and practice groups.

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

The American Recovery and Reinvestment Act enacted on February 17, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates,” which include IPC when we are working on behalf of our practice groups.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI” as defined by HHS guidance, which may pose a significant risk of financial, reputational or other harm to the affected individuals. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects 500 or more individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates to notify the affected covered entity of breaches by the business associate. The effective date of the breach notification regulations was February 22, 2010 and in light of this increased regulation, we have taken reasonable steps to reduce the amount of unsecured PHI we handle and retain.

We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals is required to be in place by February 17, 2012.

Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more stringent than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumers’ financial information (Personal Information). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other accountable state agency. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which we currently operate, we believe that the following fifteen states prohibit the corporate practice of medicine to varying extents: California, Colorado, Georgia, Illinois, Kansas, Massachusetts, Michigan, Nevada, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Washington.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 were enacted (collectively “the Health Reform Act”). The Health Reform Act reflects sweeping legislation that, once fully implemented may have a significant impact on our health care system generally, and the operations of our business. The Healthcare Reform Act establishes Accountable Care Organizations which provide for financial rewards for complying with designated quality performance criteria, establishes a Center for Medicare and Medicaid Innovations to test innovative payment and service delivery models, potentially increases the number of insured individuals, increases enforcement penalties, and gives the federal government increasingly powerful tools to investigate and suspend or recoup funds and overpayments, among other things. It remains unclear, however, what the ultimate impact of the Health Reform Act will be since it will not be fully implemented for a few years and there are efforts underway (both legislative and judicial) to further repeal all or specific parts of the law.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in this provision of Title 18, a “healthcare benefit program” can be either a government or private payor plan. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. PPACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters provision prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both.

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit services provided to Medicare or Medicaid program beneficiaries.

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

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. The current Medicare fee schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in every year since 2002, the reoccurrence of which we cannot predict. CMS has determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocks this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Medicare and Medicaid Extenders Act of 2010 blocked cuts by providing a “floor” of 1.0 through the end of 2011, and this protection was extended through the end of February 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011. Congress has convened a House / Senate conference committee whose duties include consideration of whether to block the adjustment for an additional period. Providing an additional period is controversial because of disagreement on how to offset the costs so that blocking the adjustment is deficit neutral. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

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

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline, with the result that automatic cuts in various federal programs will take place, beginning in January 2013. Although the Medicare program is generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the BCA will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

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

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific coverage, documentation and payment requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain and retain proper physician credentialing and documentation in order to bill governmental payors.

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

On January 16, 2009, HHS released the final rule mandating that covered entities covered by HIPAA implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health care claims switch to Version 5010 by January 1, 2012. However, on February 16, 2012, HHS announced that it would delay the ICD-10 compliance for certain health care entities to an unspecified later date. Once the compliance date is announced, we may incur additional costs for system updates, training, and other resources required to implement these changes.

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

Similarly, other changes to the Medicare program may require IPC to make investments to receive maximum Medicare reimbursement for its services. These program revisions may include (but not necessarily be limited to) the Medicare Physician Quality Reporting System, formerly known as the Medicare Physician Quality Reporting Initiative, primary care bonus payments for eligible providers, the Hospital Value-Based Purchasing Program, the Hospital Readmissions Reduction Program, Payment Adjustments for Hospital Acquired Conditions, and electronic health record adoption incentives.

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

In some cases, our contracts with commercial payors provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full usual and customary charges. If payment is less than our full usual and customary charges, we bill the balance to the patient, subject to state and federal billing practice laws and regulations which prohibit balance billing in some jurisdictions. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off related to self-pay patients are based on the specific facts and circumstances related to each individual patient account. We cannot guarantee that the rates of payment we receive will cover the costs of our services.

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

As with other healthcare companies that operate corporate compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory and payment issues. In such cases, it is our practice to comply with all legal obligations to disclose the issue to the respective programs and, if appropriate, to refund any resulting overpayments. While such disclosures and repayments are usually accepted without further action, it is possible that such disclosures and repayments will result in allegations that we have violated applicable laws, regulations, or payor guidance, leading to investigations and possible civil or criminal enforcement actions.

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

As a company involved in the provision of healthcare services, we are subject to a myriad of federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an additional investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

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

•

a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of discovery, and also allows improper retention of known overpayments to serve as a basis for false claims act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, HIPAA that provides penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

provisions of HIPAA and HITECH limiting how covered entities and business associates may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

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

Our business model includes the use of physician assistants and nurse practitioners (“Midlevel Practitioners”), which implicates supervision and documentation requirements, as well as additional billing rules which may not be applicable to physicians.

We utilize Midlevel Practitioners to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the Midlevel Practitioner’s chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a Midlevel Practitioner’s services are reimbursed at a rate equal to 85% of the physician fee schedule amount. However, in certain circumstances when a Midlevel Practitioner assists a physician who is directly and personally involved in the patient’s care, we may bill for the services of the physician at the full physician fee schedule rates and do not bill separately for the Midlevel Practitioner’s services. We believe our billing and documentation practices related to our use of Midlevel Practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

Compliance with federal and state privacy and information security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. This portion of our IPC-Link ® platform relies solely on the electronic exchange of PHI. New PHI standards, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur, especially with IPC-Link®. If our non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or criminal sanctions.

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguard to protect PHI. We may incur significant costs in order to evaluate whether or not a breach of unsecured PHI has occurred, the identity of affected individuals, and whether or not the potential for significant financial, reputational, or other harm to the individual exists as a result of the breach. We may incur significant costs to notify the relevant individuals and entities in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated hospitalist joins us, we must enroll the affiliated hospitalist under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the hospitalist renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated hospitalists in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.

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

We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists, and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical malpractice liability losses which are subject to inherent uncertainties and a deficiency in the established reserves may lead to a reduction in our net income.

Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. We record estimates for our liabilities, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenen physicians or to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our employed affiliated hospitalist turnover rate was 16% and 15% in 2011 and 2010, respectively. If this turnover rate were to increase significantly, our recruiting efforts could be over-extended, our growth could be impeded, the consistency of our services could be negatively affected, and our reputation in the healthcare community could be adversely impacted.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2011, approximately 19% of our employed hospitalists were not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

Our reliance on work visas for a number of our affiliated hospitalists makes us particularly vulnerable to legislative changes and strict enforcement of new national security procedures, as it affects our ability to hire hospitalists who are not U.S. citizens. If we are not able to obtain a sufficient number of visas for these affiliated hospitalists or encounter delays or additional costs in obtaining or maintaining such visas, our ability to recruit and retain hospitalists and meet our growth and revenue targets could be adversely affected.

We may not make appropriate acquisitions, may fail to integrate them into our business, and/or these acquisitions may alter our current payor mix.

Our business is partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

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

•

We may be unable to successfully and efficiently integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired entity to be financially successful.

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

Changes to the fair value of contingent consideration to be paid in connection with our acquisitions of physician practices may result in significant fluctuations to our results of operations.

In connection with physician practices that we have acquired, we have an established liability of $23.6 million as of December 31, 2011 representing our estimate of the fair value of contingent consideration to be paid. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices may have an adverse effect on our consolidated results of operations.

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

The Medicare program reimburses for our services based upon the rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Each year on January 1st, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

CMS has determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocks this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Medicare and Medicaid Extenders Act of 2010 blocked cuts by providing a “floor” of 1.0 through the end of 2011, and this protection was extended through the end of February 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011. Congress has convened a House / Senate conference committee whose duties include consideration of whether to block the adjustment for an additional period. Providing an additional period is controversial because of disagreement on how to offset the costs so that blocking the adjustment is deficit neutral. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline, with the result that automatic cuts in various federal programs will take place, beginning in January 2013. Although the Medicare program is generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the BCA will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

As noted, the cuts described above will occur automatically as a matter of law. Many in Congress, however, want to achieve even greater reductions in the federal debt, and they want to change entitlement programs, such as Medicare. It is difficult to assess whether and to what extent Congress will alter Medicare payment policies.

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

Some of the hospitals where our affiliated hospitalists provide services may have their medical staff closed to non-contracted hospitalists.

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

Approximately 61.9% of our net revenue in 2011 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 12.9%, 14.6%, 9.8%, 7.2%, and 17.4%, respectively, of our revenue in 2011. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

HITECH was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. Among the many provisions of HITECH, are those relating to the implementation and use of certified Electronic Health Records (EHRs). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, if we are required to adopt the use of EHRs utilized by these healthcare facilities, determine to adopt certain EHRs, or comply with any related provisions of HITECH, we may incur significant costs which could have a material adverse effect on our business operations and financial position.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2009 to 2011 our annual patient encounters increased from 3,294,000 to 4,762,000 and we increased our number of hospitalists from 808 to 1,201. We have managed this growth by augmenting the staff of our corporate office and the staff of our 29 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2011 is $173.7 million as compared to stockholders’ equity of $212.7 million.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Select Global Market under the symbol “IPCM.” Following is a table presenting the high and low closing sales prices on the NASDAQ Global Select Market for a share of our common stock by fiscal quarter for fiscal years 2011 and 2010:

	High	Low
2011
4th Quarter	$48.29	$35.08
3rd Quarter	$52.23	$35.32
2nd Quarter	$52.25	$43.27
1st Quarter	$46.50	$36.42
2010
4th Quarter	$40.00	$26.53
3rd Quarter	$27.98	$22.66
2nd Quarter	$36.10	$21.17
1st Quarter	$38.50	$30.50

Holders

As of February 16, 2012, we had 113 holders of record of our common stock, and the closing price on that date for our common stock was $34.67 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 25, 2008, which is the date our common stock first began trading on the NASDAQ Global Select Market, to two indices: NASDAQ Healthcare Index and Russell 2000 Index Total Return. The graph assumes an initial investment of $100 on January 25, 2008. The comparisons in the graph are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock.

Note 1:	Data complete through fiscal year ended December 31, 2011.

Note 2:	Peer group indices use beginning of period market capitalization weighting.

Note 3:	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2012.

Note 4:	Index Data: Calculated (or Derived) based from CRSP NASDAQ Health Services Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2012. Used with permission. All rights reserved.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2011 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenue	$457,467	$363,402	$310,521	$251,179	$190,002
Operating expenses:
Cost of services—physician practice salaries, benefits and other	334,984	261,523	225,801	181,850	136,960
General and administrative	73,259	59,677	51,496	44,701	37,874
Net change in fair value of contingent consideration	(1,002)	194	(158)	—	—
Depreciation and amortization	3,192	2,689	2,295	2,146	1,396
Litigation loss and professional liability settlements(1)	—	—	750	—	—

Total operating expenses	410,433	324,083	280,184	228,697	176,230

Income from operations	47,034	39,319	30,337	22,482	13,772
Investment income	17	23	84	604	397
Interest expense	(185)	(104)	(293)	(868)	(1,691)
Loss on fair value of preferred stock warrant liabilities(2)	—	—	—	—	(8,781)

Income before income taxes	46,866	39,238	30,128	22,218	3,697
Income tax provision(4)	17,597	14,984	11,501	8,664	4,564

Net income (loss)	29,269	24,254	18,627	13,554	(867)
Accretion of redeemable convertible preferred stock(2)	—	—	—	—	(229)
Income allocable to preferred stockholders	—	—	—	(696)	—

Net income (loss) attributable to common stockholders	$29,269	$24,254	$18,627	$12,858	$(1,096)

Per share data:
Net income (loss) per share attributable to common stockholders—historical(3):
Basic	$1.79	$1.49	$1.16	$0.88	$(0.64)

Diluted	$1.74	$1.46	$1.14	$0.87	$(0.64)

Net income (loss) per share attributable to common stockholders—pro forma(4):
Basic	N/A	N/A	N/A	$0.89	$(0.08)

Diluted	N/A	N/A	N/A	$0.88	$(0.08)

Other Operating Data:
Number of patient encounters	4,762,000	3,810,000	3,294,000	2,790,000	2,153,000
Hospitalists—employed at end of year	1,201	1,032	808	659	546

Other Financial Information:
Net cash provided by operating activities	$25,761	$29,634	$23,484	$14,368	$1,442
Net cash used in investing activities	(31,122)	(43,890)	(22,112)	(31,460)	(13,729)
Net cash provided by (used in) financing activities	4,178	1,718	(7,293)	47,510	13,317
Net (decrease) increase in cash and cash equivalents	(1,183)	(12,538)	(5,921)	30,418	1,030

Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,752	$18,935	$31,473	$37,394	$6,976
Total assets	304,914	258,978	188,212	162,691	97,376
Total debt including current portion of long-term debt	—	—	—	8,839	26,822
Total stockholders’ equity	212,652	174,465	145,077	122,947	43,017

(1)	During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $750,000 in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

(2)	On October 29, 2007, our certificate of incorporation was amended to remove the redemption feature of our preferred stock. On such date, our redeemable convertible preferred stock was no longer redeemable and the warrants to purchase such stock were reclassified to permanent equity. Upon completion of our initial public offering, warrants held by our preferred stockholders were automatically converted into 609,197 shares of our common stock in a cashless exchange using the treasury stock method and the remaining warrants exercisable into 86,458 common shares, were classified as permanent equity. All remaining warrants were exercised as of October 2008.

(3)	All per share data has been adjusted to reflect a 1-for-6.4 reverse stock split which was completed in January 2008.

(4)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2011, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with over 1,200 hospitalists who provide hospitalist services at over 365 hospitals and 550 other patient and post-acute care facilities in 25 states. We have had 11.9 million patient encounters since the beginning of 2009. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 220. Since the beginning of 2009, we have acquired 36 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 630 other physicians and non-physician providers and contract with over 215 independent contractors, who provide episodic care as needed.

Subsequent to December 31, 2011, we completed the acquisition of the assets of one hospitalist physician practice.

Practice Acquisitions

During the year ended December 31, 2011, we acquired the assets of 13 hospitalist physician practices for a total estimated purchase price of $24,854,000. In connection with these acquisitions, we recorded goodwill of $24,399,000, property and equipment of $10,000 and intangible assets of $445,000. Total transaction costs of $308,000 for our acquisition activities in 2011 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $9.6 million representing the fair value of contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent consideration is re-evaluated on a quarterly basis based on changes in our estimate of the future operating results of the acquired practices. The changes, if any, in fair value are recognized in our results of operations.

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

Geographic Coverage and Revenue

During 2011, 2010 and 2009 approximately 62%, 64% and 69%, respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Texas accounted for approximately, 17%, 21% and 24% of our net revenue, respectively. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 94% of our net revenue from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 6% of our net revenue from hospitals and other inpatient facilities for organizing and managing hospitalist programs, providing medical directorships and providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

Our affiliated hospitalists generally document and submit billing codes daily through the use of IPC-Link®. IPC-Link® captures all our patient demographic and clinical information for billing and submits this data electronically after a series of automated edits and manual review of any exceptions. Our automated edit procedures follow specific business rules to correct billing errors. We utilize a sophisticated tracking and monitoring system to obtain receipt of appropriate reimbursement from our payors and identify billing issues and trends early in the reimbursement process. Our monitoring system is able to identify when we are reimbursed less than what we are contracted to receive and report when we have not received appropriate payment or other issues have developed. Based on the information from our monitoring system, our collection department contacts third party payors to resolve billing issues and to expedite our collections. If we have a contractual relationship with the payor, we pursue the collection until the issue is resolved. If we are unable to collect from third-party payors and we do not have a contractual relationship with the payor, we bill the patient for the unpaid balance. We use outside service organizations to invoice and collect co-payments and/or deductibles from insured patients and discounted fees from uninsured, or self-pay, patients. After a period of internal collection efforts, we write off the unpaid accounts and send them to an outside collection agency.

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

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Medicare	46%	45%	43%
Medicaid	5%	6%	5%
Other third parties	43%	44%	45%
Self-pay patients	6%	5%	7%

	100%	100%	100%

The percentage of our net revenue related to self-pay patients remains to be a significantly smaller percentage of our net revenues compared to other payors, as much of these services are uncompensated.

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

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, and numerous subsequent administrative and legislative actions since then have either delayed, modified or overrode the SGR formula to prevent the reimbursement reductions each year through 2011. CMS has determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocks this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012.

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Medicare and Medicaid Extenders Act of 2010 blocked cuts by providing a “floor” of 1.0 through the end of 2011, and this protection was extended through the end of February 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011. Congress has convened a House / Senate conference committee whose duties include consideration of whether to block the adjustment for an additional period. Providing an additional period is controversial because of disagreement on how to offset the costs so that blocking the adjustment is deficit neutral. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline, with the result that automatic cuts in various federal programs will take place, beginning in January 2013. Although the Medicare program is generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the Budget Control Act will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively “the Healthcare Reform Act”) were enacted. The Healthcare Reform Act includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, PPACA requires the Secretary of Health and Human Services to develop a budget neutral value-based payment modifier that provides for differential payment under the physician fee schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. The Secretary of Health and Human Services must begin implementing the modifier through the physician fee schedule rulemaking in 2013, specify an initial performance period, and apply the modifier for certain physicians and groups of physicians beginning January 1, 2015 and all physicians and groups of physicians starting not later than January 1, 2017. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care beginning no later than 2013. In addition, beginning no later than January 1, 2012, PPACA allows providers organized as Accountable Care Organizations that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program. The impact of these projects on our Company cannot be determined at this time.

There are a number of initiatives, both judicial and legislative, that may result in another partial or complete repeal of the Healthcare Reform Act. The constitutionality of the Healthcare Reform Act is currently being challenged through the courts. Several federal district and appellate courts have considered, along with other issues, the question of whether the Healthcare Reform Act’s requirement that individuals purchase health insurance violates the commerce clause of the Constitution. Some of these courts have determined it is constitutional while others have ruled it unconstitutional, and the Supreme Court has agreed to hear a challenge in its 2012 term. The Supreme Court could strike down the individual mandate only, or it could strike down the entire law, including the payment increases and eligibility expansion. It remains unclear, however, what the ultimate impact of the Healthcare Reform Act will be since it will not be fully implemented for a few years and there are efforts underway (both legislative and judicial) to further repeal all or specific parts of the law.

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

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income could vary from the amounts reported.

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

Goodwill and Other Intangible Assets

We record acquired assets and liabilities and any contingent consideration at their acquisition-date fair values, and expense all transaction related costs under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for most completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to U.S. generally accepted accounting principles (GAAP), the estimated fair value of contingent consideration is accrued at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations.

We test goodwill for impairment on an annual basis, as well as when events or changes in business conditions indicate that the carrying value of goodwill may not be recoverable , at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach. The market-multiple approach is based on our peer group’s market capitalization which uses publicly available market quotes. An equally blended fair value from these two approaches is used to derive the fair value of our Company. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During 2011, 2010 and 2009, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

We maintain a medical malpractice liability insurance policy, which expires on December 31 of each year indemnifying us and our employed health care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. Consequently, we establish reserves for our liabilities, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion under “Recently Adopted Accounting Principles” in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. These reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2011	2010	2009
Operating data—patient encounters	4,762,000	3,810,000	3,294,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.2%	72.0%	72.7%
General and administrative	16.0%	16.4%	16.6%
Net change in fair value of contingent consideration	(0.2)%	0.1%	(0.1)%
Depreciation and amortization	0.7%	0.7%	0.8%
Professional liability settlement	— %	— %	0.2%

Total operating expenses	89.7%	89.2%	90.2%

Income from operations	10.3%	10.8%	9.8%
Investment income	— %	— %	— %
Interest expense	(0.1)%	— %	(0.1)%

Income before income taxes	10.2%	10.8%	9.7%
Income tax provision	3.8%	4.1%	3.7%

Net income	6.4%	6.7%	6.0%

Year ended December 31, 2011 compared to year ended December 31, 2010

Our patient encounters for 2011 increased by 952,000 or 25.0% to 4,762,000, compared to 3,810,000 for 2010. Net revenue for 2011 was $457.5 million, an increase of $94.1 million, or 25.9%, from $363.4 million for 2010. Of this $94.1 million increase, 68.9% was attributable to same-market area growth and 31.1% was attributable to revenue generated from eight new markets. Of these new markets, three were entered through acquisitions in 2010, three were entered through acquisitions in 2011, and two were from new hospital contracts established in 2011. Same-market revenue increased 17.9%, which is primarily the result of an increase of same-market encounters by 17.5% and an increase of patient revenue per encounter by 0.1%. The remaining increase in same-market revenue was attributable to an increase in hospital contract and other revenue. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for 2011 were $335.0 million or 73.2% of net revenue compared to $261.5 million or 72.0% of net revenue for 2010. These costs increased by $73.5 million or 28.1%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $51.9 million, of which $52.7 million was primarily the result of increased costs related to our new hires or acquired physician practices, offset by a net decrease of $0.8 million in existing physician costs. In addition, $21.6 million of the $73.5 million overall cost increase is attributable to physician costs associated with our eight new markets.

As a percentage of revenue, physician costs increased by 120 basis points year over year. During 2011, we had a net increase of 169 providers, 147 of which came on board during the second half of the year. This large increase in the number of providers resulted in lower productivity during this ramp up period. In addition, several of our larger contracted practices experienced staffing challenges resulting in added costs for locum tenens, moonlighters and premium call pay and discretionary bonuses for employed physicians.

General and administrative expenses increased $13.6 million, or 22.8%, to $73.3 million, or 16.0% of net revenue, for 2011, as compared to $59.7 million, or 16.4% of net revenue for 2010. The increase in expense is primarily the result of increased costs to support the continuing growth of IPC’s operations, including new regional office costs and increases in corporate development and other expenses to support acquisitions. In addition, stock-based compensation expense increased primarily as a result of the increase in IPC’s stock price at the date of various grants. General and administrative expenses decreased as a percentage of net revenue as IPC continues to leverage these costs over a larger revenue base. Excluding stock-based compensation, general and administrative expenses decreased by 50 basis points to 15.0% of revenue, compared to 15.5% of revenue for 2010.

Net change in fair value of contingent consideration decreased by $1.0 million in 2011, as compared to an increase of $0.2 million in 2010. Contingent consideration is generally based on a certain multiple of operating results of the acquired practice during a certain measurement period. The $1.0 million decrease in 2011 is primarily the result of a small reduction in the projected operating results of acquired practices adjusted for the related multiples applied.

Income from operations increased $7.7 million, or 19.6%, to $47.0 million, as compared to $39.3 million for 2010. Our operating margin was 10.3% for 2011 as compared to 10.8% for 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, partially offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the years ended December 31, 2011 and 2010 was 37.5% and 38.2%, respectively. The decrease in the overall effective tax rate was primarily due to a change in the state tax laws and increased state credits during 2011. We expect our 2012 effective income tax rate to be approximately 37.5%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $29.3 million for 2011, as compared to $24.3 million for 2010, and our net income margin was 6.4% for 2011 as compared to 6.7% for the same period in the prior year. Diluted earnings per share for 2011 was $1.74, as compared to diluted earnings per share of $1.46 in 2010. Included in the full year 2011 diluted earnings per share was a $0.04 benefit related to a credit to net income for the net change in the fair value of contingent consideration of acquired practices.

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

Physician practice salaries, benefits and other expenses for 2010 were $261.5 million or 72.0% of net revenue compared to $225.8 million or 72.7% of net revenue for 2009. These costs increased by $35.7 million or 15.8%. The increase in practice costs is largely related to the increase in the number of hospitalists added either through hiring or acquisitions during the year. Same-market area physician costs increased a total of $24.7 million, and our five new markets added the remaining $11.0 million of the cost increase.

General and administrative expenses increased $8.2 million, or 15.9%, to $59.7 million, or 16.4% of net revenue, for 2010, as compared to $51.5 million, or 16.6% of net revenue for 2009. The increase in expense is the result of increased stock based compensation as a result of our higher stock price, the opening of several new regional offices to support the five new markets entered by acquisitions, additional corporate development, legal and compliance staff to support our higher level of acquisitions in 2010, and increased finance and information technology costs to support the continuing growth of our operations. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 50 basis points to 15.5% of revenue, compared to 16.0% of revenue for the same period of 2009.

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

Liquidity and Capital Resources

As of December 31, 2011 we had approximately $92.7 million in liquidity, comprised of $17.8 million in cash and cash equivalents, no debt outstanding and an available line of credit of $74.9 million.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net cash provided by operating activities for 2011 was $25.8 million compared to $29.6 million for 2010. The primary changes in working capital during the year ended December 31, 2011 consisted of (i) an increase in accounts receivable of $13.8 million which is in proportion to the increase of our 2011 revenue, (ii) a net increase in medical malpractice and self-insurance reserves of $3.7 million, (iii) an increase in prepaid expenses and other current assets of $3.5 million, and (iv) an increase in accrued compensation of $2.2 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 51 DSO as of December 31, 2011 and 2010. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $31.1 million for 2011, compared to $43.9 million for 2010. Cash of $27.8 million was used in 2011 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $41.2 million used in 2010. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2011, net cash provided by financing activities was $4.2 million, compared to $1.7 million provided by financing activities for 2010.

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

Credit Facility and Liquidity

On August 4, 2011, we entered into a new five-year secured revolving credit agreement (Credit Facility), which provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. This new Credit Facility replaced our prior $30.0 million credit agreement which was scheduled to expire in September 2011. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of December 31, 2011, we had a letter of credit of $0.1 million outstanding and $74.9 million available under the revolving line of credit.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated professional medical corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2011, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2011:

	Due in Years Ended December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Operating lease obligations	$7,635	$3,072	$2,509	$920	$606	$354	$174
Acquisition earn-out payments(1)	23,996	19,690	4,306	—	—	—	—
Medical malpractice reserves—reported claims and self-insured retention(2)	24,142	8,956	6,589	3,586	1,855	1,189	1,967

Subtotal—contractual obligations	55,773	31,718	13,404	4,506	2,461	1,543	2,141
Medical malpractice reserve—incurred but not reported(2)	18,044	427	2,173	4,466	4,880	3,198	2,900

Total contractual obligations and reserves	$73,817	$32,145	$15,577	$8,972	$7,341	$4,741	$5,041

(1)	In addition to the initial consideration paid pursuant to most asset purchase agreements entered into, additional contingent consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. The undiscounted amounts of these additional payments are estimated to be approximately $24.0 million at December 31, 2011 and the majority of such payments are expected to be made during 2012, with the remaining amounts to be paid in early 2013. Such additional consideration is not contingent upon the future employment of the sellers.

(2)	We are fully insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy, which ends December 31 of each year. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. Consequently, we establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion under “Recently Adopted Accounting Principles” for a summary of our accrued medical malpractice reserves and related insurance receivables. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.25% or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2011, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 55.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for insurance claims and related insurance recoveries as a result of the adoption of the U.S. generally accepted accounting principles update on health care entities’ presentation of insurance claims and related insurance recoveries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

February 23, 2012

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	As of December 31,
	2011	2010
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$17,752	$18,935
Accounts receivable, net	68,010	54,161
Insurance receivable for malpractice claims—current portion	8,693	6,491
Prepaid expenses and other current assets	13,139	9,672

Total current assets	107,594	89,259
Property and equipment, net	5,112	4,100
Goodwill	173,688	149,289
Other intangible assets, net	1,812	2,282
Deferred tax assets, net	1,522	2,323
Insurance receivable for malpractice claims—less current portion	15,186	11,725

Total assets	$304,914	$258,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,962	$3,708
Accrued compensation	21,640	19,472
Payable for practice acquisitions	23,724	27,715
Medical malpractice and self-insurance reserves, current portion	9,383	6,940
Deferred tax liabilities	750	784

Total current liabilities	59,459	58,619
Medical malpractice and self-insurance reserves, less current portion	32,803	25,871
Other long-term liabilities	0	23

Total liabilities	92,262	84,513
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,474,988 and 16,287,377 shares issued and outstanding at December 31, 2011 and 2010, respectively	16	16
Additional paid-in capital	139,579	130,661
Retained earnings	73,057	43,788

Total stockholders’ equity	212,652	174,465

Total liabilities and stockholders’ equity	$304,914	$258,978

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenue	$457,467	$363,402	$310,521
Operating expenses:
Cost of services—physician practice salaries, benefits and other	334,984	261,523	225,801
General and administrative	73,259	59,677	51,496
Net change in fair value of contingent consideration	(1,002)	194	(158)
Depreciation and amortization	3,192	2,689	2,295
Professional liability settlement	0	0	750

Total operating expenses	410,433	324,083	280,184

Income from operations	47,034	39,319	30,337
Investment income	17	23	84
Interest expense	(185)	(104)	(293)

Income before income taxes	46,866	39,238	30,128
Income tax provision	17,597	14,984	11,501

Net income	$29,269	$24,254	$18,627

Net income per share:
Basic	$1.79	$1.49	$1.16

Diluted	$1.74	$1.46	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2008	16,068,835	$16	$122,024	$907	$122,947
Issuance of common stock	92,978	0	736	0	736
Stock-based compensation expense	0	0	1,957	0	1,957
Excess tax benefits from stock-based compensation	0	0	810	0	810
Net income	0	0	0	18,627	18,627

Balance at December 31, 2009	16,161,813	16	125,527	19,534	145,077
Issuance of common stock	125,564	0	1,469	0	1,469
Stock-based compensation expense	0	0	3,192	0	3,192
Excess tax benefits from stock-based compensation	0	0	473	0	473
Net income	0	0	0	24,254	24,254

Balance at December 31, 2010	16,287,377	16	130,661	43,788	174,465
Issuance of common stock	187,611	0	2,908	0	2,908
Stock-based compensation expense	0	0	4,783	0	4,783
Excess tax benefits from stock-based compensation	0	0	1,270	0	1,270
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(43)	0	(43)
Net income	0	0	0	29,269	29,269

Balance at December 31, 2011	16,474,988	$16	$139,579	$73,057	$212,652

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income	$29,269	$24,254	$18,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,192	2,689	2,295
Stock-based compensation expense	4,783	3,192	1,957
Tax liability reduction for uncertain tax positions	(23)	(240)	(30)
Deferred income taxes	768	771	701
Net change in fair value of contingent consideration	(1,002)	194	(158)
Changes in assets and liabilities:
Accounts receivable	(13,849)	(5,885)	(3,802)
Prepaid expenses and other current assets	(3,467)	(1,117)	(450)
Accounts payable and accrued expenses	210	(375)	(581)
Accrued compensation	2,168	4,455	3,785
Medical malpractice and self-insurance reserves, net	3,712	2,446	390
Accrued professional liability settlement	0	(750)	750

Net cash provided by operating activities	25,761	29,634	23,484

Investing activities
Acquisitions of physician practices	(27,843)	(41,232)	(20,162)
Purchase of property and equipment	(3,279)	(2,658)	(1,950)

Net cash used in investing activities	(31,122)	(43,890)	(22,112)

Financing activities
Repayments of long-term debt, net	0	(224)	(8,839)
Net proceeds from issuance of common stock	2,908	1,469	736
Excess tax benefits from stock-based compensation	1,270	473	810

Net cash provided by (used in) financing activities	4,178	1,718	(7,293)

Net decrease in cash and cash equivalents	(1,183)	(12,538)	(5,921)
Cash and cash equivalents, beginning of period	18,935	31,473	37,394

Cash and cash equivalents, end of period	$17,752	$18,935	$31,473

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$187	$102	314

Income taxes	$15,789	$13,080	$9,338

Acquisitions of physician practices consisted of the following:
Acquired assets—goodwill, intangible and other	$24,854	$58,014	$28,583
Decrease (increase) in payable for practice acquisitions, excluding change in fair value of accrued contingent consideration	2,989	(16,782)	(8,421)

Net cash paid for acquisitions	$27,843	$41,232	$20,162

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1. Operations and Significant Accounting Policies

Business

IPC The Hospitalist Company, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Our affiliated hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. The physicians are primarily full-time employees of our subsidiaries or consolidated Professional Medical Corporations, although part-time and temporary physicians are also employed or contracted on an as-needed basis. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our Professional Medical Corporations. References to “practices” or “practice groups” refer to our Professional Medical Corporations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Segment Reporting

In accordance with U.S. generally accepted accounting principles (GAAP), the results of our operations are consolidated into a single reportable segment for purposes of presenting financial information.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Net revenue consists of fees for medical services provided by our affiliated hospitalists under fee-for-service, case rate and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies, and hospitals. For the years ended December 31, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	2011	2010	2009
Medicare and Medicaid patients	51%	51%	48%

Net revenue is reported in the period in which services are provided at amounts expected to be collected, which excludes contractual discounts and an estimate of uncollectible accounts. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, payor mix, age of receivables, historical cash collection experience and other relevant information. We write off uncollectible accounts receivable from our billing system after reasonable collection efforts have been exhausted. The following amounts, which are excluded from our net revenues, represent an estimate of uncollectible patient copayments and deductible accounts during the years ended December 31 (in thousands):

	2011	2010	2009
Uncollectible accounts excluded from net revenue	$13,539	$11,164	$10,054

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

Fair Value of Financial Instruments

Our consolidated balance sheets as of December 31, 2011 and 2010 included the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. We consider the carrying amounts of these financial instruments to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

Our cash and cash equivalents consist of bank deposits, money market accounts and short-term securities with maturities of three months or less.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

patients. Accounts receivable are recorded and stated at the amount expected to be collected. The following amounts which are excluded from our accounts receivable, represent an estimate of uncollectible accounts at December 31 (in thousands):

	2011	2010
Allowance for uncollectible accounts	$4,831	$2,904

Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. As of December 31, accounts receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	2011	2010
Percentage of receivables from Medicare and Medicaid	36%	37%

Property and Equipment

Property and equipment are stated on the basis of cost or fair value on the date of practice acquisition. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The depreciable life is generally three years for equipment and software, seven years for furniture, and the lesser of the useful life or lease period for leasehold improvements. At December 31, property and equipment consisted of the following (in thousands):

	2011	2010
Furniture	$2,316	$2,032
Computer equipment and software	13,084	10,330
Office equipment	1,840	1,757
Leasehold improvements	698	530

	17,938	14,649
Less: Accumulated depreciation and amortization	(12,826)	(10,549)

	$5,112	$4,100

For the years ended December 31, the following amounts were included in total depreciation and amortization expense (in thousands):

	2011	2010	2009
Depreciation of property and equipment	$2,277	$1,714	$1,397

Goodwill and Other Intangible Assets

We record acquired assets and liabilities and any contingent consideration at their acquisition-date fair values, and expense all transaction related costs under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets primarily represent the fair value of hospital service contract agreements and non-compete agreements acquired in connection with certain asset purchase agreements. Goodwill and other indefinite-lived intangible assets are not amortized. Separable identified intangible assets that have finite lives are amortized over their useful lives.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for certain completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. Pursuant to GAAP, the estimated fair value of contingent consideration is accrued at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations.

We test goodwill for impairment on an annual basis, as well as when events or changes in business conditions indicate that the carrying amount of goodwill may not be recoverable, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two-step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach. The market-multiple approach is based on our peer group’s market capitalization which uses publicly available market quotes. The fair value from the market-multiple approach is used to derive the fair value of our Company. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2011, 2010 and 2009, no impairment indicators were present and no impairment was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Goodwill—beginning balance at January 1	$149,289	$91,701
Goodwill acquired during year	24,399	57,588

Goodwill—ending balance at December 31	$173,688	$149,289

At December 31, other intangible assets consist of the following (in thousands):

	2011	2010
Non-compete agreements	$1,689	$1,555
Hospital contracts	4,233	3,922
Trade name	70	70

	5,992	5,547
Less: Accumulated amortization	(4,180)	(3,265)

	$1,812	$2,282

For the years ended December 31, the following amortization of other intangible assets was included in total depreciation and amortization expenses (in thousands):

	2011	2010	2009
Amortization of other intangible assets	$915	$975	$898

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 1.8 years at December 31, 2011. Future estimated aggregate amortization expenses are as follows (in thousands):

2012	$810
2013	697
2014	305

$1,812

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period, which ends December 31 of each year, on a first dollar coverage up to our policy limits on new claims reported during the policy period. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. In December 2011, we renewed our annual professional liability insurance policy for 2012 effective January 1, 2012 under the same terms as our 2011 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2012 policy at acceptable costs and on favorable terms upon expiration.

We record our medical malpractice reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion under “Recently Adopted Accounting Principles” for a summary of our accrued medical malpractice reserves and related insurance receivables.

Stock-Based Compensation

As of December 31, 2011, we had a stock-based employee compensation program, which is described more fully in Note 6. Compensation cost recognized in 2011, 2010 and 2009 includes amounts for awards granted after December 31, 2005 and for awards outstanding on December 31, 2005 that are subsequently modified, based on the estimated grant-date fair value.

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total accrued medical malpractice reserves and related insurance receivables at December 31 were as follows (in thousands):

	2011				2010
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$8,693	$8,956	427	9,383	$6,491	$6,597	343	6,940
Long-term Portion	15,186	15,186	17,617	32,803	11,725	11,725	14,146	25,871

Total	$23,879	$24,142	18,044	42,186	$18,216	$18,322	14,489	32,811

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

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This revised GAAP will be effective for annual and interim periods beginning after December 15, 2011. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

Note 2. Practice Acquisitions

We recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During 2011, in connection with the acquisition of assets of 13 hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for all of the completed acquisitions in 2011 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of contingent consideration related to transactions is recognized at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations. In 2011, the net decrease in the fair value of contingent consideration was $1,002,000.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during 2011 and 2010, related to the acquisition of hospitalist practices (in thousands):

	2011	2010
Acquired assets—paid and accrued:
Goodwill	$24,399	$57,588
Other intangible assets	445	481
Property and equipment	10	145
Lease deposit	0	24
Capital lease liabilities	0	(224)

Total acquired assets	24,854	58,014

Cash paid for acquisitions:
Current year transactions	(15,110)	(34,072)
Contingent consideration	(12,477)	(7,044)
Other—prior year transactions	(256)	(116)

Total cash paid for acquisitions	(27,843)	(41,232)

(Decrease) increase in payable for practice acquisitions	(2,989)	16,782
Net change in fair value of contingent consideration	(1,002)	194

Net change in payable for practice acquisitions	(3,991)	16,976
Payable for practice acquisitions, beginning of period	27,715	10,739

Payable for practice acquisitions, end of period	$23,724	$27,715

Note 3. Debt

On August 4, 2011, we entered into a new five-year secured revolving credit agreement (Credit Facility), which provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. This new Credit Facility replaced our prior $30.0 million credit agreement which was scheduled to expire in September 2011. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of December 31, 2011, we had a letter of credit of $0.1 million outstanding and $74.9 million available under the revolving line of credit.

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

The Credit Facility is guaranteed by our subsidiaries and Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2011, we were in compliance with such financial covenants and restrictions.

Interest costs and unused commitment fees related to our debt and Credit Facility for the years ended December 31 are comprised of the following (in thousands):

	2011	2010	2009
Interest expense	$61	$29	$217
Unused commitment fees	124	75	76

Total interest expense	$185	$104	$293

Note 4. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	2011	2010	2009
Current:
Federal	$14,712	$12,352	$9,101
State	2,117	1,861	1,699

Total current(1)	16,829	14,213	10,800
Deferred:
Federal	1,240	850	858
State	(472)	(79)	(157)

Total deferred	768	771	701

Total provision	$17,597	$14,984	$11,501

(1) Current tax provision included tax benefit from stock compensation recorded to additional paid-in capital in the amount of:	$(1,270)	$(473)	$(810)

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2011	2010	2009
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State tax net of federal benefit	2.29%	2.94%	3.40%
Change in valuation allowance	0.12%	0.61%	(0.56)%
Permanent differences and other	0.19%	0.25%	0.43%
Recognition of tax benefits for uncertain positions	(0.05)%	(0.61)%	(0.10)%

Income tax provision	37.55%	38.19%	38.17%

In 2011, there was a decrease in the overall effective rate due to a change in the state effective rate primarily related to the adoption of single sales factor apportionment for California. In 2010, there was a slight increase in the overall effective rate primarily due to the 2009 decrease in valuation allowance attributable to Professional Medical Corporations not consolidated for tax return purposes.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss (NOL) carry-forwards	$597	$724
Allowance for uncollectible accounts	1,920	1,169
Compensation accruals	1,304	1,211
Accrued IBNR claims	7,277	5,874
Stock-based compensation	3,396	2,007
State taxes and credits	1,036	492
Other	188	175

Total deferred tax assets	15,718	11,652
Less: Valuation allowance	(422)	(374)

Deferred tax assets, net	15,296	11,278
Deferred tax liabilities:
Prepaid insurance	(3,730)	(3,077)
Depreciation and amortization	(10,794)	(6,662)

Total deferred tax liabilities	(14,524)	(9,739)

Total net deferred tax assets	$772	$1,539

We evaluate the recoverability of our deferred tax assets based on operations. The valuation allowance relates to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized.

As of December 31, 2011 we have federal NOL carryforwards of $1,653,000, which begin to expire in 2019, and state NOL carryforwards of $363,000, which begin to expire in 2019. Federal NOLs of $977,000

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

As of December 31, 2011 we have California enterprise zone credit carryforwards of $1,096,000, which do not expire.

At December 31, 2011 we had $66,000 of gross unrecognized tax benefits (UTB), which would not reduce the effective tax rate if recognized.

Following is a tabular reconciliation of the gross UTB activity during 2011, 2010 and 2009 (in thousands):

Reconciliation of Gross Unrecognized Tax Benefits	2011	2010	2009
Beginning Balance, excluding interest and penalties of $10, $88 and $76, respectively	$88	$281	$325
Increases—tax positions taken in prior years	0	0	0
Decreases—tax provisions taken in prior years	0	0	0
Current year tax positions	0	0	0
Settlements	0	0	0
Lapse of statute of limitations	(22)	(193)	(44)

Ending Balance, excluding interest and penalties of $0, $10 and $88, respectively	$66	$88	$281

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 we did not have any accrued interest and penalties related to uncertain tax positions.

The tax years 2007 to 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2006 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. A state examination has been initiated for one of our subsidiaries. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

Note 5. Defined Contribution Plan

Substantially all of our employees are eligible to participate in the IPC The Hospitalist Company, Inc. 401(k) Plan (the Plan). According to the Plan, we contribute half of the participant’s contributions when they are no greater than 7% of the participant’s annual compensation. The vesting period of our contribution is one year. After 60 days following an employee’s date of hire, all new hires are automatically enrolled in the Plan. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. For the years ended December 31, expense recognized in connection with our contributions was (in thousands):

	2011	2010	2009
Employer contribution to defined contribution plan	$6,382	$5,040	$4,094

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Stock-Based Compensation

At December 31, 2011, we had a stock-based employee compensation program, for which we had reserved a total of 3,406,779 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under our Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to our Equity Plan, the available shares of our common stock for issuance were increased by 407,921 on January 3, 2011. As of December 31, 2011, there were 183,074 shares of our common stock available for issuance under our Equity Plan. Pursuant to the Equity Plan, the available shares of our common stock for issuance were increased by 411,875 on January 3, 2012.

All option awards granted during 2011, 2010 and 2009 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Program generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award.

Stock-based compensation expense is recognized when the options, restricted stock awards and our employee stock purchase plan shares are vested, which is included in total general and administrative expenses as follows (in thousands):

	2011	2010	2009
Total stock-based compensation expense	$4,783	$3,192	$1,957

As of December 31, 2011, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-average Remaining Contractual Term
		(Years)
Stock option	$8,758	2.75

Restricted stock	$898	3.27

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	For Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.39%	1.26%	2.21%
Expected volatility	39.24%	40.00%	40.00%
Expected option life (in years)	6.17	5.95	6.00
Expected dividend yield	0.00%	0.00%	0.00%

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our Equity Plan during the year ended December 31, 2011.

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
			(Years)	(in ‘000)
Options outstanding as of December 31, 2010	1,309,525	$18.92			$8.10
Changes during period:
Granted	410,500	44.86			18.89
Exercised	(132,899)	15.53			6.57
Forfeited	(4,027)	35.99			14.47
Expired	(1,767)	0.77			0.14

Options outstanding as of December 31, 2011	1,581,332	$25.92	7.46	$31,398	$11.02

Options exercisable as of December 31, 2011	893,962	$18.08	6.64	$24,721	$7.64

The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $4,041,000.

The following table summarizes the restricted stock award activities in our Equity Plan during the year ended December 31, 2011.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
		(Years)	(in ‘000)
Restricted stock awards outstanding as of December 31, 2010	6,473			$21.63
Changes during period:
Granted	26,812			44.84
Released	(1,362)			27.53
Forfeited	(427)			40.99

Restricted stock awards outstanding as of December 31, 2011	31,496	3.93	$1,440	$40.87

Note 7. Employee Stock Purchase Plan

In March 2008, our board of directors adopted the amended and restated IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan (ESPP), which we implemented on July 1, 2008. The plan authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock is made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. Stock purchases are made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the NASDAQ Global Select Market) of a share of our common stock on the first or last day of the offering period, whichever is lower.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, the stock-based compensation expense relating to the ESPP was included in general and administrative expenses as follows (in thousands):

	2011	2010	2009
Stock-based compensation expense related to ESPP	$299	$251	$195

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

The calculations of basic and diluted net income per share for the years ended December 31 are as follows (dollar in thousands, except for per share data):

	2011	2010	2009
Basic:
Net income attributable to common stockholders	$29,269	$24,254	$18,627

Weighted average number of common shares outstanding	16,387,903	16,249,096	16,115,993

Basic net income per share attributable to common stockholders	$1.79	$1.49	$1.16

Diluted:
Net income attributable to common stockholders	$29,269	$24,254	$18,627

Weighted average number of common shares outstanding	16,387,903	16,249,096	16,115,993
Weighted average number of dilutive common shares equivalents from options to purchase common stock	433,935	346,168	251,113

Common shares and common share equivalents	16,821,838	16,595,264	16,367,106

Diluted net income per share	$1.74	$1.46	$1.14

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At December 31, stock options with an exercise price above the average annual market price were as follows:

	2011	2010	2009
Stock options excluded from diluted shares computation	257,094	305,025	310

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining noncancelable leases as of December 31, 2011, are as follows (in thousands):

2012	$3,072
2013	2,509
2014	920
2015	606
2016	354
Thereafter	174

$7,635

We do not have contingent rent and sub-lease agreements. Rent expense recorded for years ended December 31 was as follows (in thousands):

	2011	2010	2009
Total rent expense	$3,162	$2,292	$1,924

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

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2011 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)(1)	$0	$0	$23,624	$23,624

(1)	Payable for practice acquisitions also includes liabilities that are not measured at fair value.

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2011 (dollars in thousands):

Accrued contingent consideration for practice acquisitions
Beginning balance	$27,459
Addition through acquisition transactions	9,643
Change in fair value realized	(1,002)
Payments	(12,476)

Ending balance	$23,624

The fair value of our accrued contingent consideration for practice acquisitions is determined using widely accepted valuation techniques, which include the estimation of discounted future consideration to be paid based on projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a company specific credit spread which we believe is acceptable by willing market participants. The earnings projections and the related fair value of our accrued contingent consideration for practice acquisitions are reassessed on a quarterly basis.

Note 11. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands, except for per share data):

	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Net revenue	$117,863	$114,485	$111,732	$113,387	$97,162	$90,897	$87,639	$87,704
Income from operations	13,538	10,482	10,546	12,468	11,529	9,444	8,918	9,428
Investment income	5	3	4	5	8	8	4	3
Interest expense	(79)	(62)	(22)	(22)	(38)	(22)	(22)	(22)

Income before income taxes	13,464	10,423	10,528	12,451	11,499	9,430	8,900	9,409
Income tax provision	4,904	3,961	4,000	4,732	4,480	3,364	3,470	3,670

Net income	8,560	6,462	6,528	7,719	7,019	6,066	5,430	5,739

Per share data:
Net income per share(1):
Basic	$0.52	$0.39	$0.40	$0.47	$0.43	$0.37	$0.33	$0.35

Diluted	$0.51	$0.38	$0.39	$0.46	$0.42	$0.37	$0.33	$0.35

Weighted average shares:
Basic	16,438,421	16,419,071	16,382,869	16,323,125	16,277,063	16,256,757	16,241,727	16,220,128

Diluted	16,884,433	16,842,247	16,860,203	16,739,525	16,656,485	16,541,032	16,573,564	16,589,400

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Note 12. Subsequent Events

Subsequent to December 31, 2011, we completed the acquisition of the assets of one hospitalist physician practice.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2011, our internal control over financial reporting is effective.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

February 23, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2012 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2012 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 55.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$2,904	$2,702	$3,323
Amount charged against operating revenue	13,539	11,164	10,054
Accounts receivable write-offs (net of recovery)	(11,612)	(10,962)	(10,675)

Balance at end of year	$4,831	$2,904	$2,702

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4	Form of Amendment to Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 22, 2010)

10.5	Credit Agreement, dated as of August 4, 2011, by and among IPC The Hospitalist Company, Inc., the lenders named therein, and Wells Fargo bank, National Association, as Administrative Agent, L/C issuer, Swing Line lender, and Wells Fargo Securities, LLC as lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

Exhibit Number	Description of Document

10.6	Security Agreement dated as of August 4, 2011 by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.7	Guaranty Agreement dated as of August 4, 2011, by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.8*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.9†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.10†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.11†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.12†	Amendment No. 1 to Second Amended and Restated Employment Agreement, effective November 1, 2011, between Devra G. Shapiro and IPC The Hospitalist Company, Inc.

10.13†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.14†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (as amended on May 26, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on June 2, 2011)

10.15*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.16†	IPC The Hospitalist Company, Inc. Executive Change in Control Plan, effective March 3, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of Inpatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated October 10, 2000

Exhibit Number	Description of Document

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

10.25†	Employment Agreement, effective March 31, 2011, between Kerry E. Weiner, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.26†	Employment Agreement, effective November 1, 2011, between Richard H. Kline, III and IPC The Hospitalist Company, Inc.

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

^	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-third day of February 2012.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2012.

Signature	Title

/S/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/S/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/S/ RICHARD H. KLINE III Richard H. Kline III	Chief Financial Officer (Principal Financial Officer)

/S/ FERNANDO J. SARRIA Fernando J. Sarria	Chief Accounting Officer (Principal Accounting Officer)

/S/ MARK J. BROOKS Mark J. Brooks	Director

/S/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/S/ FRANCESCO FEDERICO, M.D. Francesco Federico, M.D.	Director

/S/ WOODRIN GROSSMAN Woodrin Grossman	Director

/S/ C. THOMAS SMITH C. Thomas Smith	Director

/S/ CHUCK TIMPE Chuck Timpe	Director