Form 10-Q
period 2012-03-31
IPC The Hospitalist Company, Inc.
filed 2012-04-26
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 19, 2012, there were 16,572,947 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,320	$17,752
Accounts receivable, net	76,208	68,010
Insurance receivable for malpractice claims – current portion	9,078	8,693
Prepaid expenses and other current assets	10,414	13,139

Total current assets	118,020	107,594
Property and equipment, net	5,592	5,112
Goodwill	192,389	173,688
Other intangible assets, net	1,986	1,812
Deferred tax assets, net	1,522	1,522
Insurance receivable for malpractice claims – less current portion	15,882	15,186

Total assets	$335,391	$304,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,986	$3,962
Accrued compensation	27,224	21,640
Payables for practice acquisitions	16,684	23,724
Medical malpractice and self-insurance reserves, current portion	9,851	9,383
Deferred tax liabilities	750	750

Total current liabilities	61,495	59,459
Long-term debt	15,000	0
Medical malpractice and self-insurance reserves, less current portion	34,329	32,803

Total liabilities	110,824	92,262
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,569,595 and 16,474,988 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	17	16
Additional paid-in capital	142,987	139,579
Retained earnings	81,563	73,057

Total stockholders’ equity	224,567	212,652

Total liabilities and stockholders’ equity	$335,391	$304,914

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$129,793	$113,387
Operating expenses:
Cost of services – physician practice salaries, benefits and other	95,098	82,097
General and administrative	20,074	17,775
Net change in fair value of contingent consideration	84	292
Depreciation and amortization	848	755

Total operating expenses	116,104	100,919

Income from operations	13,689	12,468
Investment income	4	5
Interest expense	(82)	(22)

Income before income taxes	13,611	12,451
Income tax provision	5,105	4,732

Net income	$8,506	$7,719

Net income per share:
Basic	$0.52	$0.47

Diluted	$0.50	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$8,506	$7,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	848	755
Stock-based compensation expense	1,464	992
Net change in fair value of contingent consideration	84	292
Changes in assets and liabilities:
Accounts receivable	(8,198)	(15,208)
Prepaid expenses and other current assets	2,725	1,864
Accounts payable and accrued liabilities	3,006	2,670
Accrued compensation	5,584	3,600
Medical malpractice and self-insurance reserves, net	913	971

Net cash provided by operating activities	14,932	3,655

Investing activities
Acquisitions of physician practices	(26,222)	(4,965)
Purchase of property and equipment	(1,105)	(558)

Net cash used in investing activities	(27,327)	(5,523)

Financing activities
Proceeds from long-term debt, net	15,000	0
Net proceeds from issuance of common stock	1,777	1,045
Excess tax benefits from stock-based compensation	186	203

Net cash provided by financing activities	16,963	1,248

Net increase (decrease) in cash and cash equivalents	4,568	(620)
Cash and cash equivalents, beginning of period	17,752	18,935

Cash and cash equivalents, end of period	$22,320	$18,315

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$31	$22

Income taxes	$627	$971

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 1. Operations and Significant Accounting Policies

Business

IPC The Hospitalist Company, Inc. and its wholly-owned subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Our affiliated hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. The physicians are primarily full-time employees of our subsidiaries or consolidated professional medical corporations managed under long-term management agreements (Professional Medical Corporations), although part-time and temporary physicians are also employed or contracted on an as-needed basis. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our Professional Medical Corporations. References to “practices” or “practice groups” refer to our Professional Medical Corporations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.

We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011, are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012.

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

The process of estimating these assets and liabilities involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2012.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carry amount of our borrowings under our line of credit approximates fair value.

Accounts Receivable and Concentration of Credit Risk

For the three months ended March 31, 2012 and 2011, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	Three Months Ended March 31,
	2012	2011
Medicare and Medicaid patients	52%	52%

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

	March 31, 2012	December 31, 2011
Percentage of receivables from Medicare and Medicaid	34%	36%

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2012	$173,688
Goodwill acquired during period	18,701

Goodwill - ending balance at March 31, 2012	$192,389

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

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	March 31, 2012				December 31, 2011
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$9,078	$9,332	519	9,851	$8,693	$8,956	427	9,383
Long-term Portion	15,882	15,882	18,447	34,329	15,186	15,186	17,617	32,803

Total	$24,960	$25,214	18,966	44,180	$23,879	$24,142	18,044	42,186

Recently Adopted Accounting Principles

In September 2011, the Financial Accounting Standard Board (FASB) issued a GAAP update on goodwill to allow an entity the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity shall perform the quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this revised GAAP on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows.

In July 2011, the FASB issued a GAAP update on revenue recognition for certain health care entities that recognize significant amounts of patient service revenue without assessing the patient’s ability to pay. This revised GAAP requires such health care entities to present the provision for bad debt related to patient service revenue as a deduction from patient service revenue (net of contractual allowance and discounts) on their statement of income. It also requires additional disclosures of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. We adopted this revised GAAP on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows as we do not recognize a significant amount of revenue at the time services are rendered without assessing the patient’s ability to pay.

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We adopted this revised GAAP on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows.

New Accounting Principles

None are applicable to our company.

Note 2. Acquisitions

We recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

In connection with the acquisition of hospitalist physician practices, we generally record goodwill and other identifiable intangible assets consisting of physician and hospital agreements. The results of operations of the acquired practices are included in the consolidated financial statements from the date of acquisition. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements generally provide for future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of specified measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration is recognized at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value are recognized as part of on-going operations.

During the three months ended March 31, 2012, we completed the acquisition of assets of three hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, two of the asset purchase agreements provide for additional consideration to be paid based upon the future operating results of the acquired practices as of specified measurement dates. The contingent consideration for these two acquisitions was recorded on a provisional basis, pending completion of the valuation study as of the respective acquisition dates.

The following table summarizes the total amounts recorded during the three months ended March 31, 2012, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill	$18,701
Other intangible assets	397

Total acquired assets	19,098

Cash paid for acquisitions:
2012 transactions	(11,622)
Contingent consideration	(14,592)
Other – prior year transactions	(8)

Total cash paid for acquisitions	(26,222)

Decrease in payables for practice acquisitions	(7,124)
Net change in fair value of contingent consideration	84

Net change in payables for practice acquisitions	(7,040)
Payables for practice acquisitions, beginning of period	23,724

Payables for practice acquisitions, end of period	$16,684

Our payable for acquisitions balance of $16,684,000 at March 31, 2012, is composed of $16,465,000 of accrued contingent consideration measured at fair value, and $219,000 of liabilities recorded at undiscounted carrying value which approximates fair value.

Note 3. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under the revolving line of credit bearing interest at 1.0% per annum. As of March 31, 2012, we had borrowings of $15.0 million outstanding, a letter of credit of $0.1 million outstanding and $59.9 million available under the revolving line of credit.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2012, we were in compliance with such financial covenants and restrictions.

Note 4. Income Taxes

Following are the income tax provisions and effective tax rates for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Income tax provision	$5,105	$4,732

Effective tax rate	37.5%	38.0%

The difference in the effective tax rate for three months ended March 31, 2012 as compared to three months ended March 31, 2011 was due primarily to a decrease in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2012, we did not have any estimated interest and penalties related to uncertain tax positions.

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

Note 5. Stock-Based Compensation

At March 31, 2012, we had a stock-based employee compensation program, for which we had reserved a total of 3,818,654 common shares for issuance. In accordance with our Equity Participation Plan (Equity Plan), for each calendar year until 2013, the number of shares authorized for issuance under our Equity Plan will increase in an amount equal to 2.5% of the total number of shares of our common stock outstanding at the close of the first trading day of each year. Pursuant to our Equity Plan, the available shares of our common stock for issuance were increased by 411,875 on January 3, 2012. As of March 31, 2012, there were 297,620 shares of our common stock available for issuance under our Equity Plan.

All option awards granted during the three months ended March 31, 2012 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares are vested, which is included in total general and administrative expenses as follows (in thousands)

	Three months ended March 31,
	2012	2011
Stock-based compensation expense	$1,464	$992

As of March 31, 2012, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-average Remaining Contractual Term
		(Years)
Stock option	$10,631	7.58

Restricted/Performance stock	$3,513	3.46

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended March 31,
	2012	2011
Risk-free interest rate	1.21%	2.32%
Expected volatility	39.86%	39.50%
Expected option life (in years)	6.16	5.73
Expected dividend yield	0.00%	0.00%

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

The grant date fair value of each restricted stock award or performance stock award is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market.

The following table summarizes the stock option activities in our Equity Plan during the three months ended March 31, 2012.

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
			(Years)	(in ’000)
Options outstanding as of December 31, 2011	1,581,332	$25.92			$11.02
Changes during period:
Granted	216,800	37.29			14.96
Exercised	(40,731)	17.08			7.05
Cancelled/Forfeited	(6)	1.60			0.31

Options outstanding as of March 31, 2012	1,757,395	$27.53	7.58	$19,973	$11.60

Options exercisable as of March 31, 2012	1,000,748	$20.76	6.67	$17,096	$8.79

The following table summarizes the restricted stock awards and performance stock awards activities in our Equity Plan during the three months ended March 31, 2012.

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value
		(Years)	(in ’000)
Restricted/performance stock awards outstanding as of December 31, 2011	31,496			$40.87
Changes during period:
Granted	80,535			36.57
Released	(6,837)			35.94

Restricted/performance stock awards outstanding as of March 31, 2012	105,194	3.46	$3,883	$37.90

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

The calculations of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$8,506	$7,719

Weighted average number of common shares outstanding	16,505,047	16,323,125

Basic net income per share	$0.52	$0.47

Diluted:
Net income	$8,506	$7,719

Weighted average number of common shares outstanding	16,505,047	16,323,125
Weighted average number of dilutive common shares equivalents from stock options	355,608	416,400

Common shares and common share equivalents	16,860,655	16,739,525

Diluted net income per share	$0.50	$0.46

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At March 31, 2012, there were approximately 267,000 outstanding stock options with an exercise price above the average market price for the three months ended March 31, 2012.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$0	$0	$16,465	$16,465

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2012 (in thousands):

Accrued Contingent Consideration for Practice Acquisitions
Beginning balance	$23,624
Addition through acquisition transactions	7,349
Change in fair value realized	84
Payments	(14,592)

Ending balance	$16,465

Our payable for acquisitions is largely composed of accrued contingent consideration measured at fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

Because our accrued contingent consideration is generally based on a certain multiple of earnings of the acquired practices during a specified measurement period, a relatively small change in such projected earnings may result in a material change to the fair value of such contingent consideration liability with a corresponding adjustment to income from operations. We reassess our projected earnings and the related fair value of our accrued contingent consideration for practice acquisitions on a quarterly basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC) on February 23, 2012.

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

Acquisitions

During the three months ended March 31, 2012, we acquired the assets of three hospitalist physician practices for a total estimated purchase price of $19,098,000. In connection with these acquisitions, we recorded goodwill of $18,701,000 and identifiable intangible assets of $397,000. Total transaction costs of $73,000 for our acquisition activities during the three months ended March 31, 2012 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $7,349,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

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

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Physician Fee Schedule payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, and numerous subsequent administrative and legislative actions since then have either delayed, modified or overrode the SGR formula to prevent the reimbursement reductions each year through 2012. CMS has determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocked this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocked this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

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

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (collectively the “Healthcare Reform Act”) were enacted. The Healthcare Reform Act includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

The constitutionality of the Healthcare Reform Act is currently being challenged through the courts. In March 2012, the Supreme Court heard oral arguments regarding, along with other issues, the question of whether the Healthcare Reform Act’s requirement that individuals purchase health insurance violates the commerce clause of the Constitution. The Supreme Court could strike down the individual mandate only, or it could strike down the entire law, including the payment increases and eligibility expansion. Pending the expected Supreme Court ruling in June 2012, it remains unclear at this time what the ultimate impact of the Healthcare Reform Act will be on our Company.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended
	March 31,
	2012	2011
Operating data – patient encounters	1,355,000	1,186,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.3%	72.4%
General and administrative	15.5%	15.7%
Net change in fair value of contingent consideration	0.1%	0.3%
Depreciation and amortization	0.6%	0.6%

Total operating expenses	89.5%	89.0%

Income from operations	10.5%	11.0%
Investment income	—%	—%
Interest expense	—%	—%

Income before income taxes	10.5%	11.0%
Income tax provision	3.9%	4.2%

Net income	6.6%	6.8%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our patient encounters for the three months ended March 31, 2012 increased by 169,000 encounters or 14.2% to 1,355,000, compared to 1,186,000 for the same period in the prior year. Net revenue for the three months ended March 31, 2012 was $129.8 million, an increase of $16.4 million, or 14.5%, from $113.4 million for the three months ended March 31, 2011. Of this $16.4 million increase, 74% was attributable to same-market area growth and 26% was attributable to revenue generated from four new markets. Of these new markets, three were entered through acquisitions in 2011 and one was from a new hospital contract established in 2011. Same-market revenue increased 10.8%, same-market encounters increased 11.3% and patient revenue per encounter decreased 1.6%, principally due to a shift in service mix. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended March 31, 2012 were $95.1 million or 73.3% of net revenue compared to $82.1 million or 72.4% of net revenue for the three months ended March 31, 2011. These costs increased by $13.0 million or 15.8%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $9.9 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $3.1 million of the $13.0 million overall cost increase is attributable to physician costs associated with our four new markets. As a percentage of revenue, physician costs increased by 90 basis points for the three months ended March 31, 2012, compared to the same period of 2011. The increase in physician costs as a percentage of revenues was primarily related to certain hospital contracts in transition.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.3 million, or 12.9%, to $20.1 million, or 15.5% of net revenue, for the three months ended March 31, 2012, as compared to $17.8 million, or 15.7% of net revenue, for the three months ended March 31, 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 50 basis points to 14.3% of revenue for the three months ended March 31, 2012, compared to 14.8% of revenue for the same period of 2011.

Income from operations increased $1.2 million, or 9.8%, to $13.7 million from $12.5 million for the same period in the prior year. Our operating margin was 10.5% for the three months ended March 31, 2012, as compared to 11.0% for the three months ended March 31, 2011. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, partially offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the three months ended March 31, 2012 was 37.5% compared to 38.0% for the three months ended March 31, 2011. The decrease in the effective tax rate is due primarily to a decrease in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended March 31, 2012 increased to $8.5 million from $7.7 million for the three months ended March 31, 2011, and our net income margin was 6.6%, as compared to 6.8% for the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2012, we had $15.0 million debt outstanding, and approximately $82.2 million in liquidity, which is composed of $22.3 million in cash and cash equivalents and an available line of credit of $59.9 million.

Net cash provided by operating activities for the three months ended March 31, 2012 was $14.9 million compared to $3.7 million for the same period of 2011. The primary changes in working capital during the three months ended March 31, 2012 was composed of (i) an increase in accounts receivable of $8.2 million, (ii) a decrease of prepaid expenses and other current assets of $2.7 million, (iii) an increase in accrued compensation of $5.6 million primarily related to timing of payrolls and physician bonus payments, and (iv) an increase in accounts payable and accrued liabilities of $3.0 million.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 52 DSO as of March 31, 2012 as compared to 51 DSO as of December 31, 2011. We calculate our DSO using a three-month rolling average of net revenues. The increase in DSO is largely related to the three practice acquisitions in the first quarter of 2012.

Net cash used in investing activities was $27.3 million for the three months ended March 31, 2012, compared to $5.5 million for the same period in 2011. Cash of $26.2 million was used in the first quarter of 2012 for physician practice acquisitions and earn-out payments on prior acquisitions, compared to $5.0 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the three months ended March 31, 2012, net cash provided by financing activities was $17.0 million, compared to $1.2 million provided by financing activities for the same period in 2011. In March 2012, we borrowed $15.0 million under our revolving line of credit to finance our physician practice acquisitions and earn-out payments on prior acquisitions.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under our Credit Facility bearing interest at 1.0% per annum. As of March 31, 2012, we had borrowings of $15.0 million outstanding, a letter of credit of $0.1 million outstanding and $59.9 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2012, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our Credit Facility agreement. At our option for each borrowing, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates.

We had outstanding borrowings under our Credit Facility of $15.0 million at March 31, 2012. The impact of a 1.0% increase on short-term interest rates would result in a decrease in income before income tax of approximately $150,000 annually.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2012, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of April, 2012.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/S/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Form of Performance Unit Agreement under 2007 Equity Participation Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contracts or compensation plans, contracts or arrangements
*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.