Form 10-Q
period 2012-06-30
IPC The Hospitalist Company, Inc.
filed 2012-07-31
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of July 24, 2012, there were 16,643,597 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,743	$17,752
Accounts receivable, net	75,999	68,010
Insurance receivable for malpractice claims - current portion	9,498	8,693
Prepaid expenses and other current assets	10,757	13,139

Total current assets	104,997	107,594
Property and equipment, net	5,928	5,112
Goodwill	194,650	173,688
Other intangible assets, net	1,753	1,812
Deferred tax assets, net	1,522	1,522
Insurance receivable for malpractice claims - less current portion	16,641	15,186

Total assets	$325,491	$304,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,135	$3,962
Accrued compensation	22,958	21,640
Payables for practice acquisitions	17,331	23,724
Medical malpractice and self-insurance reserves, current portion	10,159	9,383
Deferred tax liabilities	750	750

Total current liabilities	54,333	59,459
Medical malpractice and self-insurance reserves, less current portion	35,885	32,803

Total liabilities	90,218	92,262
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,639,602 and 16,474,988 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	17	16
Additional paid-in capital	145,854	139,579
Retained earnings	89,402	73,057

Total stockholders’ equity	235,273	212,652

Total liabilities and stockholders’ equity	$325,491	$304,914

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$128,472	$111,732	$258,265	$225,119
Operating expenses:
Cost of services—physician practice salaries, benefits and other	94,007	81,784	189,105	163,881
General and administrative	20,432	18,419	40,506	36,194
Net change in fair value of contingent consideration	430	188	514	480
Depreciation and amortization	973	795	1,821	1,550

Total operating expenses	115,842	101,186	231,946	202,105

Income from operations	12,630	10,546	26,319	23,014
Investment income	4	4	8	9
Interest expense	(92)	(22)	(174)	(44)

Income before income taxes	12,542	10,528	26,153	22,979
Income tax provision	4,703	4,000	9,808	8,732

Net income	$7,839	$6,528	$16,345	$14,247

Net income per share:
Basic	$0.47	$0.40	$0.99	$0.87

Diluted	$0.46	$0.39	$0.97	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$16,345	$14,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,821	1,550
Stock-based compensation expense	3,088	2,251
Net change in fair value of contingent consideration	514	480
Changes in assets and liabilities:
Accounts receivable	(7,989)	(8,633)
Prepaid expenses and other current assets	2,382	1,470
Accounts payable and accrued liabilities	(845)	(424)
Accrued compensation	1,318	(784)
Medical malpractice and self-insurance reserves, net	1,598	1,805

Net cash provided by operating activities	18,232	11,962

Investing activities
Acquisitions of physician practices	(28,273)	(7,748)
Purchase of property and equipment	(2,174)	(1,460)

Net cash used in investing activities	(30,447)	(9,208)

Financing activities
Proceeds from long-term debt	15,000	0
Repayments of long-term debt	(15,000)	0
Net proceeds from issuance of common stock	2,521	1,991
Excess tax benefits from stock-based compensation	685	971

Net cash provided by financing activities	3,206	2,962

Net (decrease) increase in cash and cash equivalents	(9,009)	5,716
Cash and cash equivalents, beginning of period	17,752	18,935

Cash and cash equivalents, end of period	$8,743	$24,651

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$173	$44

Income taxes	$10,549	$9,951

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated Professional Medical Corporations managed under long-term management agreements. Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the “corporate practice of medicine”), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.

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

Accounts Receivable and Concentration of Credit Risk

For the six months ended June 30, 2012 and 2011, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	Six Months Ended June 30,
	2012	2011
Medicare and Medicaid patients	52%	51%

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

	June 30,	December 31,
	2012	2011
Percentage of receivables from Medicare and Medicaid	34%	36%

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2012	$173,688
Goodwill acquired during period	20,962

Goodwill - ending balance at June 30, 2012	$194,650

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

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	June 30, 2012				December 31, 2011
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$9,498	$9,687	472	10,159	$8,693	$8,956	427	9,383
Long-term Portion	16,641	16,641	19,244	35,885	15,186	15,186	17,617	32,803

Total	$26,139	$26,328	19,716	46,044	$23,879	$24,142	18,044	42,186

Recently Adopted Accounting Principles

In September 2011, the Financial Accounting Standard Board (FASB) issued a GAAP update on goodwill to allow an entity the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity shall perform the quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this revised GAAP effective on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows.

In July 2011, the FASB issued a GAAP update on revenue recognition for certain health care entities that recognize significant amounts of patient service revenue without assessing the patient’s ability to pay. This revised GAAP requires such health care entities to present the provision for bad debt related to patient service revenue as a deduction from patient service revenue (net of contractual allowance and discounts) on their statement of income. It also requires additional disclosures of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. We adopted this revised GAAP effective on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows as we do not recognize a significant amount of revenue at the time services are rendered without assessing the patient’s ability to pay.

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We adopted this revised GAAP effective on January 1, 2012. The adoption of this revised GAAP does not have a material effect on our financial position, results of operations or cash flows.

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

During the six months ended June 30, 2012, we completed the acquisition of assets of four hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, three of the asset purchase agreements provide for additional consideration to be paid based upon the future operating results of the acquired practices as of specified measurement dates. The contingent consideration for one acquisition was recorded on a provisional basis as of June 30, 2012, pending completion of the valuation study as of the acquisition date.

The following table summarizes the total amounts recorded during the six months ended June 30, 2012, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill	$20,962
Other intangible assets	404

Total acquired assets	21,366

Cash paid for acquisitions:
2012 transactions	(12,700)
Contingent consideration	(15,565)
Other - prior year transactions	(8)

Total cash paid for acquisitions	(28,273)

Decrease in payables for practice acquisitions	(6,907)
Net change in fair value of contingent consideration	514

Net change in payables for practice acquisitions	(6,393)
Payables for practice acquisitions, beginning of period	23,724

Payables for practice acquisitions, end of period	$17,331

Our payable for practice acquisitions balance of $17,331,000 at June 30, 2012 is composed of $17,191,000 of accrued contingent consideration measured at fair value and $140,000 of liabilities recorded at undiscounted carrying value which approximates fair value.

Note 3. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under the Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. As of June 30, 2012, we had no borrowings outstanding, a letter of credit of $0.1 million outstanding and $74.9 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2012, we were in compliance with such financial covenants and restrictions.

Note 4. Income Taxes

Following are the income tax provisions and effective tax rates for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax provision	$4,703	$4,000	$9,808	$8,732

Effective tax rate	37.5%	38.0%	37.5%	38.0%

The decrease in the effective tax rate during 2012 as compared to the same period of 2011 was due primarily to a decrease in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2012, we did not have any estimated interest and penalties related to uncertain tax positions.

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

Note 5. Stock-Based Compensation

At June 30, 2012, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance under our 2007 and 2012 Equity Participation Plans (Equity Plan). Pursuant to our 2012 Equity Participation Plan, which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance under such plan. Subsequent to the approval of our 2012 Equity Participation Plan, no new awards will be issued under the 2007 Equity Participation Plan. As of June 30, 2012, there were 1,423,379 shares of our common stock available for issuance under our Equity Plan, which included the canceled and forfeited shares issued prior to our 2012 Equity Participation Plan.

All option awards granted during the six months ended June 30, 2012 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of grant. The options under our Equity Plan generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1,624	$1,259	$3,088	$2,251

As of June 30, 2012, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted -average Remaining Contractual Term
		(Years)
Stock option	$9,562	7.40

Restricted/Performance stock	$3,167	3.24

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Six months ended June 30,
	2012	2011
Risk-free interest rate	1.21%	2.42%
Expected volatility	39.86%	39.44%
Expected option life (in years)	6.16	5.90
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activities in our Equity Plan during the six months ended June 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in ‘000)
Options outstanding as of December 31, 2011	1,581,332	$25.92			$11.02
Changes during period:
Granted	216,800	37.29			14.96
Exercised	(109,971)	16.20			6.67
Cancelled/Forfeited	(397)	1.60			0.31
Expired	(852)	0.77			0.14

Options outstanding as of June 30, 2012	1,686,912	$28.03	7.40	$29,382	$11.82

Options exercisable as of June 30, 2012	1,001,675	$21.92	6.57	$23,520	$9.29

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the six months ended June 30, 2012.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in ‘000)
Restricted/performance stock awards outstanding as of December 31, 2011	31,496			$40.87
Changes during period:
Granted	80,535			36.57
Released	(7,604)			33.96

Restricted/performance stock awards outstanding as of June 30, 2012	104,427	3.24	$4,733	$38.05

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 are as follows (dollars in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic:
Net income	$7,839	$6,528	$16,345	$14,247

Weighted average number of common shares outstanding	16,545,600	16,382,869	16,525,324	16,346,383

Basic net income per share	$0.47	$0.40	$0.99	$0.87

Diluted:
Net income	$7,839	$6,528	$16,345	$14,247

Weighted average number of common shares outstanding	16,545,600	16,382,869	16,525,324	16,346,383
Weighted average number of dilutive common shares equivalents	385,498	477,334	364,019	439,715

Common shares and common share equivalents	16,931,098	16,860,203	16,889,343	16,786,098

Diluted net income per share	$0.46	$0.39	$0.97	$0.85

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. As of June 30, 2012, there were approximately 432,000 outstanding stock options with an exercise price above the average market price for the six months ended June 30, 2012.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Quoted Price In Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$0	$0	$17,191	$17,191

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Accrued contingent consideration for practice acquisitions
Beginning balance	$16,465	$23,624
Addition through acquisition transactions	1,269	8,618
Change in fair value realized	430	514
Payments	(973)	(15,565)

Ending balance	$17,191	$17,191

Our payable for practice acquisitions totaling $17,331,000 at June 30, 2012, is composed of $17,191,000 of accrued contingent consideration measured at fair value and $140,000 of liabilities recorded at undiscounted carrying value which approximates fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

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

Note 9. Subsequent Events

Subsequent to June 30, 2012, we acquired the assets of one hospitalist physician practice.

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

Acquisitions

During the six months ended June 30, 2012, we acquired the assets of four hospitalist physician practices for a total estimated purchase price of $21,366,000. In connection with these acquisitions, we recorded goodwill of $20,962,000 and identifiable intangible assets of $404,000. Total transaction costs of $137,000 for our acquisition activities during the six months ended June 30, 2012 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $8,618,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Subsequent to June 30, 2012, we acquired the assets of one hospitalist physician practice.

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

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs will take place, beginning in January 2013. Although the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the BCA will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (collectively the “Healthcare Reform Act”) were enacted. The Healthcare Reform Act includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the 10% Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the Secretary of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating data – patient encounters	1,345,000	1,159,000	2,700,000	2,345,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.2%	73.2%	73.2%	72.8%
General and administrative	15.9%	16.5%	15.7%	16.1%
Net change in fair value of contingent consideration	0.3%	0.2%	0.2%	0.2%
Depreciation and amortization	0.8%	0.7%	0.7%	0.7%

Total operating expenses	90.2%	90.6%	89.8%	89.8%

Income from operations	9.8%	9.4%	10.2%	10.2%
Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.0%	0.0%	(0.1)%	0.0%

Income before income taxes	9.8%	9.4%	10.1%	10.2%
Income tax provision	3.7%	3.6%	3.8%	3.9%

Net income	6.1%	5.8%	6.3%	6.3%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our patient encounters for the three months ended June 30, 2012 increased by 186,000 encounters or 16.0% to 1,345,000, compared to 1,159,000 for the same period in the prior year. Net revenue for the three months ended June 30, 2012 was $128.5 million, an increase of $16.8 million, or 15.0%, from $111.7 million for the three months ended June 30, 2011. Of this $16.8 million increase, 66% was attributable to same-market area growth and 34% was attributable to revenue generated from operations in five new markets. Of these new markets, three were entered through acquisitions in 2011, one was from a new hospital contract established in 2011 and one was from a new hospital contract established in 2012. Same-market revenue increased 10.0%, same-market encounters increased 12.4% and same market patient revenue per encounter decreased 2.6%. The 2.6% decrease was principally due to a shift in service mix. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended June 30, 2012 were $94.0 million or 73.2% of net revenue compared to $81.8 million or 73.2% of net revenue for the three months ended June 30, 2011. These costs increased by $12.2 million or 14.9%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $8.0 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $4.2 million of the $12.2 million overall cost increase is attributable to physician costs associated with our entrance into five new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.0 million, or 10.9%, to $20.4 million, or 15.9% of net revenue, for the three months ended June 30, 2012, as compared to $18.4 million, or 16.5% of net revenue, for the three months ended June 30, 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 80 basis points to 14.6% of revenue for the three months ended June 30, 2012, compared to 15.4% of revenue for the same period of 2011.

Income from operations increased $2.1 million, or 19.8%, to $12.6 million from $10.5 million for the same period in the prior year. Our operating margin increased to 9.8% for the three months ended June 30, 2012, compared to 9.4% for the three months ended June 30, 2011.

Our effective tax rate for the three months ended June 30, 2012 was 37.5% compared to 38.0% for the three months ended June 30, 2011. The decrease in the effective tax rate is due primarily to a decrease in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended June 30, 2012 increased to $7.8 million from $6.5 million for the three months ended June 30, 2011, and our net income margin was 6.1% for the three months ended June 30, 2012, as compared to 5.8% for the same period in the prior year.

Six months ended June, 2012 compared to six months ended June 30, 2011

Our patient encounters for the six months ended June 30, 2012 increased by 355,000 encounters or 15.1% to 2,700,000, compared to 2,345,000 for the same period in the prior year. Net revenue for the six months ended June 30, 2012 was $258.3 million, an increase of $33.2 million, or 14.7%, from $225.1 million for the six months ended June 30, 2011. Of this $33.2 million increase, 70% was attributable to same-market area growth and 30% was attributable to revenue generated from operations in five new markets. Of these new markets, three were entered through acquisitions in 2011, one was from a new hospital contract established in 2011 and one was from a new hospital contract established in 2012. Same-market revenue increased 10.4%, same-market encounters increased 11.8% and same market patient revenue per encounter decreased 2.1%. The 2.1% decrease was principally due to a shift in service mix.

Physician practice salaries, benefits and other expenses for the six months ended June 30, 2012 were $189.1 million or 73.2% of net revenue compared to $163.9 million or 72.8% of net revenue for the six months ended June 30, 2011. These costs increased by $25.2 million or 15.4%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $17.8 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $7.4 million of the $25.2 million overall cost increase is attributable to physician costs associated with our entrance into five new markets. As a percentage of revenue, physician costs increased by 40 basis points for the six months ended June 30, 2012, compared to the same period of 2011. The increase in physician costs as a percentage of revenues was primarily related to certain hospital contracts in transition.

General and administrative expenses increased $4.3 million, or 11.9%, to $40.5 million, or 15.7% of net revenue, for the six months ended June 30, 2012, as compared to $36.2 million, or 16.1% of net revenue, for the six months ended June 30, 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. General and administrative expenses decreased as a percentage of net revenue as we continue to leverage these costs over a larger revenue base. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 60 basis points to 14.5% of revenue for the six months ended June 30, 2012, compared to 15.1% of revenue for the same period of 2011.

Income from operations increased $3.3 million, or 14.4%, to $26.3 million from $23.0 million for the same period in the prior year. Our operating margin was 10.2% for the six months ended June 30, 2012 and 2011.

Our effective tax rate for the six months ended June 30, 2012 was 37.5% compared to 38.0% for the six months ended June 30, 2011. The decrease in the effective tax rate is due primarily to a decrease in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the six months ended June 30, 2012 increased to $16.3 million from $14.2 million for the six months ended June 30, 2011, and our net income margin was 6.3% for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had no debt outstanding and approximately $83.6 million in liquidity, which is composed of $8.7 million in cash and cash equivalents and an available line of credit of $74.9 million.

Net cash provided by operating activities for the six months ended June 30, 2012 was $18.2 million compared to $12.0 million for the same period of 2011. The primary changes in working capital during the six months ended June 30, 2012 was composed of (i) an increase in accounts receivable of $8.0 million, (ii) a decrease of prepaid expenses and other current assets of $2.4 million, (iii) an increase in accrued compensation of $1.3 million primarily related to timing of payrolls and physician bonus payments, and (iv) an increase in medical malpractice and self-insurance reserves of $1.6 million.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 52 DSO as of June 30, 2012 as compared to 51 DSO as of December 31, 2011. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $30.4 million for the six months ended June 30, 2012, compared to $9.2 million for the same period in 2011. Cash of $28.3 million was used in the six months ended June 30, 2012 for physician practice acquisitions and earn-out payments on prior acquisitions, compared to $7.7 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the six months ended June 30, 2012, net cash provided by financing activities was $3.2 million, compared to $3.0 million provided by financing activities for the same period in 2011.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under our Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. As of June 30, 2012, we had no borrowings outstanding, a letter of credit of $0.1 million outstanding and $74.9 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2012, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted and new accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at June 30, 2012.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2012, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of July, 2012.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/S/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.2†	First Amendment to the IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.3†	IPC The Hospitalist Company, Inc. Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contracts or compensation plans, contracts or arrangements
*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.