Form 10-Q
period 2012-09-30
IPC The Hospitalist Company, Inc.
filed 2012-10-30
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of October 23, 2012, there were 16,682,887 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$25,236	$17,752
Accounts receivable, net	75,763	68,010
Insurance receivable for malpractice claims - current portion	10,075	8,693
Prepaid expenses and other current assets	8,028	13,139

Total current assets	119,102	107,594
Property and equipment, net	5,911	5,112
Goodwill	205,830	173,688
Other intangible assets, net	1,797	1,812
Deferred tax assets, net	1,522	1,522
Insurance receivable for malpractice claims - less current portion	17,685	15,186

Total assets	$351,847	$304,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,776	$3,962
Accrued compensation	29,437	21,640
Payables for practice acquisitions	23,706	23,724
Medical malpractice and self-insurance reserves, current portion	10,762	9,383
Deferred tax liabilities	750	750

Total current liabilities	68,431	59,459
Medical malpractice and self-insurance reserves, less current portion	37,274	32,803

Total liabilities	105,705	92,262
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,682,186 and 16,474,988 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	17	16
Additional paid-in capital	148,931	139,579
Retained earnings	97,194	73,057

Total stockholders’ equity	246,142	212,652

Total liabilities and stockholders’ equity	$351,847	$304,914

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$127,651	$114,485	$385,916	$339,604
Operating expenses:
Cost of services—physician practice salaries, benefits and other	93,570	84,920	282,675	248,801
General and administrative	20,689	18,081	61,195	54,275
Net change in fair value of contingent consideration	(3)	178	511	658
Depreciation and amortization	1,027	824	2,848	2,374

Total operating expenses	115,283	104,003	347,229	306,108

Income from operations	12,368	10,482	38,687	33,496
Investment income	3	3	11	12
Interest expense	(78)	(62)	(252)	(106)

Income before income taxes	12,293	10,423	38,446	33,402
Income tax provision	4,501	3,961	14,309	12,693

Net income	$7,792	$6,462	$24,137	$20,709

Net income per share:
Basic	$0.47	$0.39	$1.46	$1.27

Diluted	$0.46	$0.38	$1.42	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$24,137	$20,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,848	2,374
Stock-based compensation expense	4,714	3,473
Net change in fair value of contingent consideration	511	658
Changes in assets and liabilities:
Accounts receivable	(7,753)	(8,736)
Prepaid expenses and other current assets	5,111	4,994
Accounts payable and accrued liabilities	(241)	5
Accrued compensation	7,797	4,779
Medical malpractice and self-insurance reserves, net	1,969	2,777

Net cash provided by operating activities	39,093	31,033

Investing activities
Acquisitions of physician practices	(33,348)	(19,387)
Purchase of property and equipment	(2,955)	(2,075)

Net cash used in investing activities	(36,303)	(21,462)

Financing activities
Proceeds from long-term debt	15,000	0
Repayment of long-term debt	(15,000)	0
Net proceeds from issuance of common stock	3,711	2,352
Excess tax benefits from stock-based compensation	983	1,177

Net cash provided by financing activities	4,694	3,529

Net increase in cash and cash equivalents	7,484	13,100
Cash and cash equivalents, beginning of period	17,752	18,935

Cash and cash equivalents, end of period	$25,236	$32,035

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$251	$107

Income taxes	$14,352	$11,843

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

Accounts Receivable and Concentration of Credit Risk

For the nine months ended September 30, 2012 and 2011, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

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

	September 30, 2012	December 31, 2011
Percentage of receivables from Medicare and Medicaid	36%	36%

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2012	$173,688
Goodwill acquired during period	32,142

Goodwill - ending balance at September 30, 2012	$205,830

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

Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	September 30, 2012				December 31, 2011
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$10,075	$10,252	510	10,762	$8,693	$8,956	427	9,383
Long-term Portion	17,685	17,685	19,589	37,274	15,186	15,186	17,617	32,803

Total	$27,760	$27,937	20,099	48,036	$23,879	$24,142	18,044	42,186

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

In connection with the acquisition of hospitalist physician practices, we generally record goodwill and other identifiable intangible assets consisting of physician and hospital agreements, which are amortized for tax purpose over 15 years. The results of operations of the acquired practices are included in the consolidated financial statements from the date of acquisition. In addition to the initial consideration paid at the close of these transactions, the asset purchase agreements generally provide for future consideration to be paid based upon the achievement of certain operating results of the acquired practices as of specified measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of additional future consideration is recognized at the acquisition-date. Subsequent changes, if any, to the acquisition-date fair value are recognized as part of on-going operations.

During the nine months ended September 30, 2012, we completed the acquisition of assets of seven hospitalist physician practices. In addition to the initial consideration paid at the close of these transactions, five of the asset purchase agreements provide for additional consideration to be paid based upon the future operating results of the acquired practices as of specified measurement dates. The contingent consideration for one acquisition was recorded on a provisional basis as of September 30, 2012, pending completion of the valuation study as of the acquisition date.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2012, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill	$32,142
Other intangible assets	677

Total acquired assets	32,819

Cash paid for acquisitions:
2012 transactions	(17,664)
Contingent consideration	(15,660)
Other - prior year transactions	(24)

Total cash paid for acquisitions	(33,348)

Decrease in payables for practice acquisitions	(529)
Net change in fair value of contingent consideration	511

Net change in payables for practice acquisitions	(18)
Payables for practice acquisitions, beginning of period	23,724

Payables for practice acquisitions, end of period	$23,706

Our payable for practice acquisitions balance of $23,706,000 at September 30, 2012 is composed of $23,630,000 of accrued contingent consideration measured at fair value and $76,000 of liabilities recorded at undiscounted carrying value which approximates fair value.

Note 3. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under the Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. As of September 30, 2012, we had no borrowings outstanding, letters of credit of $0.2 million outstanding and $74.8 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2012, we were in compliance with such financial covenants and restrictions.

Note 4. Income Taxes

Following are the income tax provisions and effective tax rates for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax provision	$4,501	$3,961	$14,309	$12,693

Effective tax rate	36.6%	38.0%	37.2%	38.0%

The decrease in the effective tax rate during 2012 as compared to the same period of 2011 was due primarily to a decrease in our effective state tax rate. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2012, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2007 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1997 to 2006 has expired, except that the tax years 1997 to 2002 are subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. A state examination has been initiated for one of our subsidiaries. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 5. Stock-Based Compensation

At September 30, 2012, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance under our 2007 and 2012 Equity Participation Plans (Equity Plan). Pursuant to our 2012 Equity Participation Plan, which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance under such plan. Subsequent to the approval of our 2012 Equity Participation Plan, no new awards will be issued under the 2007 Equity Participation Plan. As of September 30, 2012, there were 1,425,666 shares of our common stock available for issuance under our Equity Plan, which included the canceled and forfeited shares issued prior to our 2012 Equity Participation Plan.

All option awards granted during the nine months ended September 30, 2012 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of grant. The options under our Equity Plan generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1,626	$1,222	$4,714	$3,473

As of September 30, 2012, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted -average Remaining Contractual Term
		(Years)
Stock option	$8,469	7.17

Restricted/Performance stock	$2,813	3.00

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine months ended September 30,
	2012	2011
Risk-free interest rate	1.21%	2.55%
Expected volatility	39.86%	39.34%
Expected option life (in years)	6.16	6.16
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activities in our Equity Plan during the nine months ended September 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in ,000)
Options outstanding as of December 31, 2011	1,581,332	$25.92			$11.02
Changes during period:
Granted	216,800	37.29			14.96
Exercised	(152,074)	17.29			7.23
Cancelled/Forfeited	(856)	1.40			0.27
Expired	(2,680)	0.77			0.14

Options outstanding as of September 30, 2012	1,642,522	$28.27	7.17	$28,723	$11.91

Options exercisable as of September 30, 2012	1,028,439	$22.72	6.41	$23,676	$9.62

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the nine months ended September 30, 2012.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in ,000)
Restricted/performance stock awards outstanding as of December 31, 2011	31,496			$40.87
Changes during period:
Granted	80,535			36.57
Released	(8,085)			35.03

Restricted/performance stock awards outstanding as of September 30, 2012	103,946	3.00	$4,750	$37.99

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$7,792	$6,462	$24,137	$20,709

Weighted average number of common shares outstanding	16,616,866	16,419,071	16,556,061	16,370,878

Basic net income per share	$0.47	$0.39	$1.46	$1.27

Diluted:
Net income	$7,792	$6,462	$24,137	$20,709

Weighted average number of common shares outstanding	16,616,866	16,419,071	16,556,061	16,370,878
Weighted average number of dilutive common shares equivalents	443,982	423,176	385,707	433,426

Common shares and common share equivalents	17,060,848	16,842,247	16,941,768	16,804,304

Diluted net income per share	$0.46	$0.38	$1.42	$1.23

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. As of September 30, 2012, there were approximately 431,000 outstanding stock options with an exercise price above the average market price for the nine months ended September 30, 2012.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We have produced responsive documents, will discuss with representatives of the government additional future productions to be made if requested and will continue to cooperate in the government investigation. We have been informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payables for practice acquisitions)	$0	$0	$23,630	$23,630

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Accrued contingent consideration for practice acquisitions
Beginning balance	$17,191	$23,624
Addition through acquisition transactions	6,537	15,155
Change in fair value realized	(3)	511
Payments	(95)	(15,660)

Ending balance	$23,630	$23,630

Our payable for practice acquisitions totaling $23,706,000 at September 30, 2012, is composed of $23,630,000 of accrued contingent consideration measured at fair value and $76,000 of liabilities recorded at undiscounted carrying value which approximates fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

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

Subsequent to September 30, 2012, we acquired the assets of two hospitalist physician practices.

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

Acquisitions

During the nine months ended September 30, 2012, we acquired the assets of seven hospitalist physician practices for a total estimated purchase price of $32,819,000. In connection with these acquisitions, we recorded goodwill of $32,142,000 and identifiable intangible assets of $677,000. Total transaction costs of $209,000 for our acquisition activities during the nine months ended September 30, 2012 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $15,155,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Subsequent to September 30, 2012, we acquired the assets of two hospitalist physician practices.

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

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs are scheduled to take place, beginning in January 2013. Although the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. In September 2012, President Obama released a report providing estimates regarding the implementation of the BCA’s automatic cuts. Although the report did not provide many of the details about the cuts, it did confirm that Medicare payments to providers and health plans will be cut by 2 percent. The report estimated that the total cut to Medicare will be $11.09 billion for fiscal year 2013. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the BCA will have on our business or results of operations. However, under our provider compensation plan, any decrease in reimbursement rates also reduces our physician incentive payments such that, for example, a 2% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2%.

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

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the Healthcare Reform Act requires the Secretary of Health and Human Services to develop a budget neutral value-based payment modifier that provides for differential payment under the physician fee schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. The Secretary of Health and Human Services has begun implementing the modifier through the proposed physician fee schedule rulemaking for 2013, by, among other things, specifying the proposed initial performance period and how it proposes to apply the proposed upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, as well as all physicians and physician groups starting not later than January 1, 2017. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the Healthcare Reform Act authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care beginning no later than 2013. In addition, the Healthcare Reform Act allows providers organized as Accountable Care Organizations that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program. The impact of these projects on our Company cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating data – patient encounters	1,349,000	1,193,000	4,049,000	3,538,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.3%	74.2%	73.2%	73.3%
General and administrative	16.2%	15.8%	15.9%	16.0%
Net change in fair value of contingent consideration	0.0%	0.2%	0.1%	0.2%
Depreciation and amortization	0.8%	0.6%	0.8%	0.6%

Total operating expenses	90.3%	90.8%	90.0%	90.1%

Income from operations	9.7%	9.2%	10.0%	9.9%
Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	0.0%	(0.1)%

Income before income taxes	9.6%	9.1%	10.0%	9.8%
Income tax provision	3.5%	3.5%	3.7%	3.7%

Net income	6.1%	5.6%	6.3%	6.1%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our patient encounters for the three months ended September 30, 2012 increased by 156,000 encounters or 13.1% to 1,349,000, compared to 1,193,000 for the same period in the prior year. Net revenue for the three months ended September 30, 2012 was $127.7 million, an increase of $13.2 million, or 11.5%, from $114.5 million for the three months ended September 30, 2011. Of this $13.2 million increase, 60% was attributable to same-market area growth and 40% was attributable to revenue generated from operations in five new markets. Of these new markets, three were entered through acquisitions in 2011, one was from a new hospital contract established in 2011 and one was from a new hospital contract established in 2012. Same-market encounters increased 9.7%, same-market revenue increased 7.0% and same-market patient revenue per encounter decreased 2.4%. The 2.4% decrease was principally due to a shift in service mix from acute to post acute care. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for the three months ended September 30, 2012 were $93.6 million or 73.3% of net revenue compared to $84.9 million or 74.2% of net revenue for the three months ended September 30, 2011. These costs increased by $8.7 million or 10.2%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $4.6 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $4.1 million of the $8.7 million overall cost increase is attributable to physician costs associated with our entrance into five new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.6 million, or 14.4%, to $20.7 million, or 16.2% of net revenue, for the three months ended September 30, 2012, as compared to $18.1 million, or 15.8% of net revenue, for the three months ended September 30, 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses were 14.9% of revenue for the three months ended September 30, 2012, compared to 14.7% of revenue for the same period of 2011.

Income from operations increased $1.9 million, or 18.0%, to $12.4 million from $10.5 million for the same period in the prior year. Our operating margin increased to 9.7% for the three months ended September 30, 2012, compared to 9.2% for the three months ended September 30, 2011.

Our effective tax rate for the three months ended September 30, 2012 was 36.6% compared to 38.0% for the three months ended September 30, 2011. The decrease in the effective tax rate is due primarily to a decrease in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended September 30, 2012 increased to $7.8 million from $6.5 million for the three months ended September 30, 2011, and our net income margin was 6.1% for the three months ended September 30, 2012, as compared to 5.6% for the same period in the prior year.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our patient encounters for the nine months ended September 30, 2012 increased by 511,000 encounters or 14.4% to 4,049,000, compared to 3,538,000 for the same period in the prior year. Net revenue for the nine months ended September 30, 2012 was $385.9 million, an increase of $46.3 million, or 13.6%, from $339.6 million for the nine months ended September 30, 2011. Of this $46.3 million increase, 67% was attributable to same-market area growth and 33% was attributable to revenue generated from operations in five new markets. Of these new markets, three were entered through acquisitions in 2011, one was from a new hospital contract established in 2011 and one was from a new hospital contract established in 2012. Same-market encounters increased 11.1%, same-market revenue increased 9.3% and same-market patient revenue per encounter decreased 2.2%. The 2.2% decrease was principally due to a shift in service mix from acute to post acute care.

Physician practice salaries, benefits and other expenses for the nine months ended September 30, 2012 were $282.7 million or 73.2% of net revenue compared to $248.8 million or 73.3% of net revenue for the nine months ended September 30, 2011. These costs increased by $33.9 million or 13.6%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period and to continued investment in physician leadership initiatives. Same-market area physician costs increased a total of $22.4 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $11.5 million of the $33.9 million overall cost increase is attributable to physician costs associated with our entrance into five new markets.

General and administrative expenses increased $6.9 million, or 12.7%, to $61.2 million, or 15.9% of net revenue, for the nine months ended September 30, 2012, as compared to $54.3 million, or 16.0% of net revenue, for the nine months ended September 30, 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, which increased primarily as a result of the increase in our stock price at the date of various grants, general and administrative expenses decreased by 40 basis points to 14.6% of revenue for the nine months ended September 30, 2012, compared to 15.0% of revenue for the same period of 2011.

Income from operations increased $5.2 million, or 15.5%, to $38.7 million from $33.5 million for the same period in the prior year. Our operating margin increased to 10.0% for the nine months ended September 30, 2012, compared to 9.9% for the three months ended September 30, 2011.

Our effective tax rate for the nine months ended September 30, 2012 was 37.2% compared to 38.0% for the nine months ended September 30, 2011. The decrease in the effective tax rate is due primarily to a decrease in our effective state tax rate. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the nine months ended September 30, 2012 increased to $24.1 million from $20.7 million for the nine months ended September 30, 2011, and our net income margin increased to 6.3% for the nine months ended September 30, 2012, as compared to 6.1% for the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2012, we had no debt outstanding and approximately $100.0 million in liquidity, which is composed of $25.2 million in cash and cash equivalents and an available line of credit of $74.8 million.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $39.1 million compared to $31.0 million for the same period of 2011. The primary changes in working capital during the nine months ended September 30, 2012 was composed of (i) an increase in accounts receivable of $7.8 million, (ii) a decrease of prepaid expenses and other current assets of $5.1 million, (iii) an increase in accrued compensation of $7.8 million primarily related to timing of payrolls and physician bonus payments, and (iv) an increase in medical malpractice and self-insurance reserves of $2.0 million.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 53 DSO as of September 30, 2012 as compared to 51 DSO as of December 31, 2011. We calculate our DSO using a three-month rolling average of net revenues. The increase in DSO was primarily related to revenues from new contracted facilities and practices acquired in 2012.

Net cash used in investing activities was $36.3 million for the nine months ended September 30, 2012, compared to $21.5 million for the same period in 2011. Cash of $33.3 million was used in the nine months ended September 30, 2012 for physician practice acquisitions and earn-out payments on prior acquisitions, compared to $19.4 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the nine months ended September 30, 2012, net cash provided by financing activities was $4.7 million, compared to $3.5 million provided by financing activities for the same period in 2011.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under our Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. As of September 30, 2012, we had no borrowings outstanding, letters of credit of $0.2 million outstanding and $74.8 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2012, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no outstanding borrowings under our Credit Facility at September 30, 2012.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2012, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We have produced responsive documents, will discuss with representatives of the government additional future productions to be made if requested and will continue to cooperate in the government investigation. We have been informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October, 2012.

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