Form 10-K
period 2012-12-31
IPC The Hospitalist Company, Inc.
filed 2013-02-26
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $732,538,929, computed by reference to the closing price on the NASDAQ Global Select Market of $45.32 per share of Common Stock on June 30, 2012. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 18, 2013, there were 16,737,045 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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

Forward-Looking Statements

This Report including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in acute care hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2012, our over 1,410 affiliated hospitalists, including physicians, nurse practitioners and physician assistants (collectively “affiliated hospitalists”) provide hospitalist solutions at over 350 hospitals and 810 other inpatient and post-acute care facilities primarily in 28 states. We have had 14.1 million patient encounters since the beginning of 2010. Collectively, our affiliated hospitalists work with more than 39,000 referring physicians and 3,920 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with the success of hospitalist medicine.

We began operating our first physician practice in 1998. Since that time we have increased the number of practice groups to over 255 as of December 31, 2012. In the three years ending December 31, 2012, we have acquired 43 practice groups. We successfully integrated these acquisitions into IPC and onto our proprietary technology-based practice management system known as IPC-Link®. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 660 other physicians and non-physician providers and contract with over 210 independent contractors, who provide episodic care as needed.

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

Industry Overview

Founded approximately 20 years ago in the early 1990s, the field of hospitalist medicine continues to be an evolving and developing medical specialty. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care. Hospitalists receive medical training generally in primary care, with the majority having experience in internal medicine, family practice or other medical specialties. Hospitalists differ from primary care physicians and specialists by treating patients only in a non-office based setting. By focusing exclusively on inpatient medicine, a hospitalist develops practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital. Hospitalists practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. Acute care hospitals represent the largest component of inpatient facilities in which hospitalists practice. We believe hospitalists serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings.

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

According to the Society of Hospitalist Medicine (SHM), the number of hospitalists has grown from an estimated 800 in the mid-1990s to an estimated 34,000 in 2012, making it one of the fastest-growing medical specialties in the United States. The SHM also reports that hospitalists have a presence at a majority of hospitals nationwide.

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

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2012 we employ or currently affiliate with over 1,410 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

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

Information Management System. We provide our affiliated hospitalists with access to IPC-Link® through our web-based “Virtual Office” portal to support their clinical, administrative and communications needs. IPC-Link® is distinctive in its ability to capture the results of each doctor-patient encounter and organize these results into a searchable database. IPC-Link® enables our affiliated hospitalists to view and record important patient data, and allows hospitalists in a practice group to share patient information as needed. Additionally, the technology enables our affiliated hospitalists to communicate directly and securely to our clinical call center and our risk management and compliance departments. IPC-Link® operates via a secure, HIPAA-compliant web interface, which allows us to assume responsibility for billing, collection and reimbursement for services rendered by our affiliated hospitalists.

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

Training. We have developed extensive training programs and tools for our newly hired hospitalists and our existing affiliated hospitalists. Our newly hired hospitalists are required to enroll in our comprehensive new hire training program prior to treating patients. The new hire training program emphasizes the role of the hospitalist in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist practices. Newly hired hospitalists are also paired with experienced local hospitalists as part of the new hire training program. We provide continuing medical education programs for our existing affiliated hospitalists that are designed to enhance the skills of our affiliated hospitalists in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated hospitalists to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated hospitalists to compare and benchmark performance metrics. This information provides positive feedback to our affiliated hospitalists when strong performance is achieved and helps to identify specific areas for improvement.

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

Compliance. Compliance programs are an important part of our business, which permit us and our affiliated hospitalists to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance program, including proprietary compliance issue tracking databases, routine checks of the U.S. Department of Health and Human Services Office of the Inspector General (OIG) list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new hire training program for our entire staff.

Our Operating Structure

We are a national hospitalist group practice consisting of over 255 local practice groups operating in 32 different regions as of December 31, 2012. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our 32 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

Clinical Leadership. Each practice group has a practice group leader who is involved in the management of the practice group, including staffing and scheduling, monitoring quality of care and financial performance, and new business initiatives. Each practice group leader is a practicing hospitalist and is part of a regional council that advises the region’s executive director, contributes to clinical leadership for the region, and engages in the planning process for the region. Each regional council appoints a representative to serve on our national advisory board, which advises our chief medical officer. We also support the regional and local clinical leadership structure with our corporate medical affairs department, which monitors company-wide clinical performance and benchmarks, develops programs and coordinates our clinical research activities. In July 2010, we launched a Fellowship Program in Hospitalist Leadership in partnership with the University of California, San Francisco Division of Hospital Medicine and its Center for the Health Professions. We believe this program represents the most advanced and effective clinical leadership program available in hospitalist medicine today.

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

IPC-Link® technology enables our affiliated hospitalists to communicate directly and securely with referring physicians and other healthcare constituents in addition to our clinical call center and our risk management and compliance departments. For example, based on information entered directly by the hospitalist, our system produces concise admission, progress and discharge notes and faxes this information to referring physicians and other healthcare constituents. Our faxed discharge notes contain key patient information for use following discharge such as diagnoses, medical tests and studies performed, consultants used, medications prescribed, home care ordered and follow-up care recommendations. IPC-Link® also alerts our call center when a patient has been discharged from the hospital to home and generates a tailored post-discharge survey that we administer to that patient by phone. IPC-Link® compiles call center findings and interventions and faxes a summary to the patient’s outpatient physician.

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

Geographic Coverage

We provide services primarily in the following 28 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, North Carolina, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia, Washington and Wyoming. During 2012, approximately 60 % of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Florida and Texas accounted for approximately 33% of our net revenue for 2012. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the states in which we currently operate.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. We record in our consolidated financial statements estimates for our liabilities, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to U.S. generally accepted accounting principles (GAAP). See our discussion in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are required to pay materially exceed our estimates, our financial condition and results of operations could be materially adversely affected.

Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. For claims covered by our policies prior to 2009, the policies contained self-insurance retention limits. In December 2012, we renewed our annual professional liability insurance policy for 2013, effective January 1, 2013, under the same terms as our 2012 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2013 policy at acceptable costs and on favorable terms upon its expiration.

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

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2012 and 2011:

Job Classification	2012	2011
Employed physicians	1,096	972
Nurse practitioners and physician assistants	322	229
Independent contracted physicians	213	216
Non-clinical employees	750	613

Total	2,381	2,030

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 660 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees and independent contractors.

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

False Claims Acts

The federal civil False Claims Act imposes civil liability on an individual or entity that knowingly submits false or fraudulent claims to the federal government for payment, and making false statements material to a false or fraudulent claim. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record material to a false claim. Private parties may initiate qui tam whistleblower lawsuits against a person or an entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (Medicaid). By way of illustration, these prosecutions may be based upon alleged patterns of improper coding, billing for services not rendered, billing services at a higher payment rate than appropriate, billing for care that is not considered medically necessary, and billing for services performed in violation of other laws, such as the Anti-Kickback Statute. Pursuant to the Fraud Enforcement and Recovery Act of 2009, the False Claims Act applies even to requests for payment submitted to non-government intermediaries which administer or otherwise coordinate payments for the Medicare, Medicaid or other health care programs. Further, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) conclusively established that a claim arising out of a violation of the federal Anti-Kickback Statute may be a false claim for purposes of the False Claims Act. ACA also created an affirmative obligation to return an identified Medicare or Medicaid overpayment to the government within the later of 60 days of identification or the date any corresponding cost report was due if applicable and provided that failure to do so may constitute a false claim for purpose of the False Claims Act.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 (DRA) amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 32 states and the District of Columbia have some form of state false claims acts. As of January 2013, the OIG has reviewed 28 of these and has granted many states a grace period, which expires on March 31, 2013, to amend their false claims acts to be consistent with recent changes in the federal False Claims Act. We operate in primarily 28 states, of which the following 21 states have some form of a state false claims act: California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas and Washington.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or in part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. ACA amended the Anti-Kickback Statute to make it clear that a person need not have actual knowledge of the Anti-Kickback statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare program: inpatient and outpatient hospital services, clinical laboratory services, radiology and certain other imaging services, physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and enteral nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. When the Stark Law applies to a referral, compliance with all elements of an applicable Stark Law exception is necessary in order to comply with the statute.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation, assessments up to three times the amount of each claim for Medicare reimbursement knowingly made for services ordered in violation of the statute, and possible exclusion from future participation in governmental healthcare programs. A physician or an entity that engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Knowing of a submission of a claim in violation of the Stark Law may also result in a False Claims Act allegation.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy standards contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by “HIPAA covered entities,” which include entities like our affiliated hospitalists and practice groups.

In addition to the privacy requirements, there are also HIPAA security standards that require HIPAA covered entities to implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of electronic PHI. HIPAA also implemented transaction standards that dictate the use of standard transaction formats, code sets and standard identifiers in connection with certain electronic healthcare transactions between health plans and health care providers, including activities associated with the billing and collection of healthcare claims.

The American Recovery and Reinvestment Act enacted on February 17, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation and regulations significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations are directly applicable to “HIPAA business associates,” which are vendors of covered entities that have access to PHI to perform a function on behalf of, or provide a service to, a covered entity. IPC qualifies as a HIPAA business associate when we work on behalf of our practice groups by providing management and consulting services involving the disclosure, use of and access to PHI. In addition, some of our practice groups perform administrative services for hospitals and other covered entities, such as medical directorship and utilization review services. These administrative services entail the disclosure, use of and access to PHI. In performing these administrative services, each of our practice groups qualifies as a business associate of the applicable covered entity.

We must also comply with “breach notification” regulations, which implement certain provisions of HITECH. On August 24, 2009, HHS published an interim final breach notification rule (Interim Final Breach Notification Rule) that implemented Section 13402 of HITECH. The Interim Final Breach Notification Rule requires HIPAA covered entities to provide notification to affected individuals and to the Secretary of HHS following the discovery of a breach of unsecured PHI. Additionally, media must be notified in cases where a breach affects 500 or more individuals in a state or jurisdiction. In the case of a breach of unsecured PHI at or by a business associate of a covered entity, the Interim Final Breach Notification Rule requires the business associate to notify the covered entity of the breach. The effective date of the Interim Final Breach Notification Rule was September 23, 2009, but HHS announced it would not impose fiscal sanctions with regard to breaches discovered before February 22, 2010.

On January 17, 2013, the Office for Civil Right (“OCR”) of HHS released an omnibus final rule (Final Rule) which made significant changes to the privacy standards, security standards, and the breach notification regulations. The provisions of the Final Rule are effective March 26, 2013, but covered entities and business associates generally have until September 23, 2013 to comply with its provisions. Additionally, there are transition provisions related to business associate agreements that grant covered entities and business associates a longer period to comply with the provisions of the Final Rule requiring amendment of business associate agreements if certain conditions apply.

The Final Rule also adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, originally published as an interim final rule on October 30, 2009. Most of the provisions of the Final Rule related to enforcement are effective and apply as of March 26, 2013, except as specifically provided in the Final Rule.

Among other important provisions, the Final Rule makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. Business associates are also liable for the HIPAA violations of their subcontractors that act as agents of the business associate. It also expands the rights of individuals to receive electronic copies of their health information. We will likely incur additional costs for system updates, training, and other resources required to implement these and other changes required by the Final Rule.

Further, the Final Rule replaces the “harm” threshold under the Interim Final Breach Notification Rule and supplants the Interim Final Breach Notification Rule. Under the Final Rule, in the event of a breach of unsecured PHI and in addition to reasonable remediation, covered entities and business associates must demonstrate and document whether there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. If a reportable breach occurs, the affected individual(s), HHS, and, in some cases, the media must be notified. In light of this increased regulation, we have taken steps to reduce the amount of unsecured PHI we handle and retain.

Violations of HIPAA are punishable by civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for all violations of an identical requirement or prohibition.

We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, state attorney generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals was required to be in place by February 17, 2012, but has yet to be implemented.

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

Electronic Health Records

HITECH also enacted requirements related to the use of certified Electronic Health Records (EHRs), including incentive payments for early adoption and use of EHR. Beginning in 2015, Medicare will reduce payments to eligible professionals (EP) and facilities that do not meet an exception (such as the hospital-based EP or hardship exceptions) and are not in compliance with the EHR use requirements. Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate.

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

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which we currently operate, we believe that the following sixteen states prohibit the corporate practice of medicine to varying extents: California, Colorado, Georgia, Idaho, Illinois, Kansas, Massachusetts, Michigan, Nevada, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Washington.

In states that prohibit the corporate practice of medicine, we operate by maintaining long-term management contracts with affiliated professional organizations, each of which is owned and operated by a single shareholder and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

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

Deficit Reduction Act of 2005

Among other mandates, the DRA created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from each state. However, we will likely be required to comply in the future as our Medicaid billings increase, but we cannot predict when that will occur. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.

Affordable Care Act

In March 2010, the ACA was enacted. The ACA reflects sweeping legislation that, once fully implemented, may have a significant impact on our health care system generally, and the operations of our business. The ACA establishes Accountable Care Organizations which provide for financial rewards for complying with designated quality performance criteria, establishes a Center for Medicare and Medicaid Innovations to test innovative payment and service delivery models, potentially increases the number of insured individuals, increases enforcement penalties, and gives the federal government increasingly powerful tools to investigate and suspend or recoup funds and overpayments.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program. As defined in this provision of Title 18, a “health care benefit program” can be either a government or private payor plan. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. ACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters provision prohibits, in any matter involving a health care benefit plan, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both.

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

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates in the Medicare Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. The current Medicare Physician Fee Schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in every year since 2002, the reoccurrence of which we cannot predict. With the enactment of the Middle Class Tax Relief and Job Creation Act of 2012 on February 22, 2012, the implementation of the negative SGR payment update was again delayed until January 1, 2013, when the cut would have been 26.5 percent. Similarly, the American Taxpayer Relief Act of 2012 enacted on January 2, 2013 again delays the implementation of the negative SGR payment update until January 1, 2014. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results—Rate Changes by Government Sponsored Programs.”

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. In February 2012, the Middle Class Tax Relief and Job Creation Act of 2012 was enacted and blocked the GPCI payment adjustment through the end of 2012. The enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013 again blocked the GPCI payment adjustment through the end of 2013. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013. Although the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, delayed the BCA’s automatic cuts until March 1, 2013. Thus, Congress and the White House will be forced to confront this matter again.

In fact, the situation with the federal budget remains in flux. First, if an agreement is not reached and legislation is not enacted by March 1, 2013, the BCA’s automatic cuts will go into effect, including the two percent cut in payments to providers and Part D health plans. Second, the appropriations law that is funding operations of the federal government will expire on March 27, 2013, and there may be a partial government shutdown if a new appropriations law is not enacted. Third, the statutory debt ceiling was reached on December 31, 2012. The Treasury Department was using what it calls “extraordinary measures” to avoid defaults by the federal government on its financial obligations, but the Treasury Department expected those measures to be exhausted at some point during the period mid-February to early March. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

Legislation was enacted on February 4, 2013 that suspends the statutory debt ceiling until May 19, 2013, and beginning on that date the Treasury Department is again expected to use extraordinary measures to delay a government default. This new law is a temporary measure that does not resolve the debt-limit issue. Moreover, it addresses only one of the three budget deadlines noted above. The bill does not affect Medicare’s status as a target for spending cuts.

The magnitude of Medicare cuts that may be made through budget agreements is unclear, including with respect to physician reimbursement. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2 percent.

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

On January 16, 2009, HHS released the final rule mandating that HIPAA covered entities implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health-care claims switch to Version 5010 by January 1, 2012. However, on September 5, 2012, HHS published a final rule in which it changed the compliance date for implementation of the ICD-10 code sets from October 1, 2013 to October 1, 2014. We may incur additional costs for system updates, training, and other resources required to implement these changes.

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

Similarly, other changes to the Medicare program may require IPC to make investments to receive maximum Medicare reimbursement for its services. These program revisions may include (but are not necessarily be limited to) the Medicare Physician Quality Reporting System, primary care bonus payments for eligible providers, the Hospital Value-Based Purchasing Program, the Hospital Readmissions Reduction Program, Payment Adjustments for Hospital Acquired Conditions, Physician Value-Based Purchasing, and electronic health record adoption incentives.

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

Industry Operating Environment

Political, economic and regulatory influences are continuing to subject the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system. Congress and state legislatures have adopted and may further consider statutory changes affecting healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of any potential legislation. It is possible that the changes to governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition or results of operations.

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

Under ACA, the Centers for Medicare and Medicaid Services (CMS) will require compliance plans as a condition of enrollment for providers and suppliers in the Medicare, Medicaid and Children’s Health Insurance programs. CMS has not yet issued regulations indicating how it will implement this provision of the statute. When such guidance is issued, we may be required to revise our compliance program to meet these new requirements for mandatory programs, and our affiliated hospitalists and other practitioners may be subject to new compliance requirements at the locations where they perform services.

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

•

a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•

provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

provisions of HIPAA and HITECH limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

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

•

provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes , that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse , and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under certain circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The DRA revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

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

Our business model includes the use of physician assistants and nurse practitioners (Midlevel Practitioners), which implicates supervision and documentation requirements, as well as additional billing rules which may not be applicable to physicians.

We utilize Midlevel Practitioners to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the Midlevel Practitioner’s chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a Midlevel Practitioner’s services are reimbursed at a rate equal to 85% of the Medicare Physician Fee Schedule amount. However, in certain circumstances when a Midlevel Practitioner assists a physician who is directly and personally involved in the patient’s care, we may bill for the services of the physician at the full Medicare Physician Fee Schedule rates and do not bill separately for the Midlevel Practitioner’s services. We believe our billing and documentation practices related to our use of Midlevel Practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

Compliance with federal and state privacy and information security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Our IPC-Link ® platform relies heavily on the electronic exchange of PHI. Therefore, new privacy or security laws, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur, especially with IPC-Link®. If any non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or even criminal sanctions.

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI. We may incur significant costs in order to demonstrate and document whether there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities, and, in some cases, the media in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

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

Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. We record estimates for our liabilities, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenen physicians or to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our hospitalist turnover rate has remained stable over the last three years. If the turnover rate were to increase significantly, our growth could be impeded.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2012, approximately 13% of our employed hospitalists were not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

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

•

We may be unable to successfully and efficiently integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired practice to be financially successful.

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

In connection with our acquisition of physician practices, we have an established liability of $28.8 million as of December 31, 2012 representing our estimate of the fair value of contingent consideration to be paid. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices may have an adverse effect on our consolidated results of operations.

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

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on the SGR. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

The Middle Class Tax Relief and Job Creation Act of 2012 delayed implementation of the negative SGR payment update, again, until January 1, 2013, when the cut would have been 26.5 percent. Similarly, the American Taxpayer Relief Act of 2012, enacted on January 2, 2013 delays the implementation of the negative SGR payment update until January 1, 2014. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the GPCI. If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Middle Class Tax Relief and Job Creation Act of 2012 prevented the GPCI payment adjustment through the end of 2012. With enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, again, the GPCI payment adjustment has been delayed through the end of 2013. Although Congress has delayed the GPCI payment adjustment several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013. Although the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA did, however, provide that the Medicare cuts to providers would not exceed two percent. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, delayed the BCA’s automatic cuts until March 1, 2013. Thus, Congress and the White House will be forced to confront this matter again.

In fact, the situation with the federal budget remains in flux. First, if an agreement is not reached and legislation is not enacted by March 1, 2013, the BCA’s automatic cuts will go into effect, including the two percent cut in payments to providers and Part D health plans. Second, the appropriations law that is funding operations of the federal government will expire on March 27, 2013, and there may be a partial government shutdown if a new appropriations law is not enacted. Third, the statutory debt ceiling was reached on December 31, 2012. The Treasury Department was using what it calls “extraordinary measures” to avoid defaults by the federal government on its financial obligations, but the Treasury Department expected those measures to be exhausted at some point during the period mid-February to early March. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

Legislation was enacted on February 4, 2013 that suspends the statutory debt ceiling until May 19, 2013, and beginning on that date the Treasury Department is again expected to use extraordinary measures to delay a government default. This new law is a temporary measure that does not resolve the debt-limit issue. Moreover, it addresses only one of the three budget deadlines noted above. The bill does not affect Medicare’s status as a target for spending cuts.

The magnitude of Medicare cuts that may be made through budget agreements is unclear, including with respect to physician reimbursement. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income margin by approximately 0.2 percent.

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

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The OIG maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our compliance program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

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

We utilize third parties to collect from patients any co-payments and other payments for services that our hospitalists provide to patients. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

Approximately 60% of our net revenue in 2012 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 11%, 17%, 10%, 6%, and 16%, respectively, of our revenue in 2012. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of hospitals and other facilities where our hospitalists provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

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

HITECH was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. Among the many provisions of HITECH are those relating to the implementation and use of certified Electronic Health Records (EHRs). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, if we are required to adopt the use of EHRs utilized by these healthcare facilities, determine to adopt certain EHRs, or comply with any related provisions of HITECH, we may incur significant costs which could have a material adverse effect on our business operations and financial position.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2010 to 2012 our annual patient encounters increased from 3,810,000 to 5,496,000 and we increased our number of hospitalists from 1,032 to 1,418. We have managed this growth by augmenting the staff of our corporate office and the staff of our 32 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2012 is $240.0 million as compared to stockholders’ equity of $256.4 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Select Global Market under the symbol “IPCM.” Following is a table presenting the high and low closing sales prices on the NASDAQ Global Select Market for a share of our common stock by fiscal quarter for fiscal years 2012 and 2011:

	High	Low
2012
4th Quarter	$47.07	$34.40
3rd Quarter	$48.07	$41.91
2nd Quarter	$45.32	$34.21
1st Quarter	$45.94	$30.61
2011
4th Quarter	$48.29	$35.08
3rd Quarter	$52.23	$35.32
2nd Quarter	$52.25	$43.27
1st Quarter	$46.50	$36.42

Holders

As of February 18, 2013, we had 111 holders of record of our common stock, and the closing price on that date for our common stock was $44.04 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Note 1: Data complete through December 31, 2012.

Note 2: Peer group indices use beginning of period market capitalization weighting.

Note 3: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013.

Note 4: Index Data: Calculated (or Derived) based from CRSP NASDAQ Health Services Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2013. Used with permission. All rights reserved.

Note 5: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2012 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenue	$523,485	$457,467	$363,402	$310,521	$251,179
Operating expenses:
Cost of services—physician practice salaries, benefits and other	382,934	334,984	261,523	225,801	181,850
General and administrative	83,679	73,259	59,677	51,496	44,701
Net change in fair value of contingent consideration	324	(1,002)	194	(158)	—
Depreciation and amortization	3,911	3,192	2,689	2,295	2,146
Litigation loss and professional liability settlements(1)	—	—	—	750	—

Total operating expenses	470,848	410,433	324,083	280,184	228,697

Income from operations	52,637	47,034	39,319	30,337	22,482
Investment income	14	17	23	84	604
Interest expense	(337)	(185)	(104)	(293)	(868)

Income before income taxes	52,314	46,866	39,238	30,128	22,218
Income tax provision	19,728	17,597	14,984	11,501	8,664

Net income	32,586	29,269	24,254	18,627	13,554
Income allocable to preferred stockholders(3)	—	—	—	—	(696)

Net income attributable to common stockholders	$32,586	$29,269	$24,254	$18,627	$12,858

Per share data:
Net income per share attributable to common stockholders—historical(2):
Basic	$1.97	$1.79	$1.49	$1.16	$0.88

Diluted	$1.92	$1.74	$1.46	$1.14	$0.87

Net income per share attributable to common stockholders—pro forma(3):
Basic	N/A	N/A	N/A	N/A	$0.89

Diluted	N/A	N/A	N/A	N/A	$0.88

Other Operating Data:
Number of patient encounters	5,496,000	4,762,000	3,810,000	3,294,000	2,790,000
Hospitalists—employed at end of year	1,418	1,201	1,032	808	659
Other Financial Information:
Net cash provided by operating activities	$39,828	$25,761	$29,634	$23,484	$14,368
Net cash used in investing activities	(66,214)	(31,122)	(43,890)	(22,112)	(31,460)
Net cash provided by (used in) financing activities	24,848	4,178	1,718	(7,293)	47,510
Net (decrease) increase in cash and cash equivalents	(1,538)	(1,183)	(12,538)	(5,921)	30,418
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,214	$17,752	$18,935	$31,473	$37,394
Total assets	388,058	304,914	258,978	188,212	162,691
Total debt including current portion of long-term debt	20,000	—	—	—	8,839
Total stockholders’ equity	256,371	212,652	174,465	145,077	122,947

(1)	During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $750,000 in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.
(2)	All per share data has been adjusted to reflect a 1-for-6.4 reverse stock split which was completed in January 2008.
(3)	Pro forma earnings per share data assumes the conversion of preferred shares to common stock on the first day of such period at a ratio of 6.4:1 as well as a cashless exchange of warrants held by our preferred stockholders using the treasury stock method.

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2012, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with over 1,410 hospitalists who provide hospitalist services at over 350 hospitals and 810 other patient and post-acute care facilities in 28 states. We have had 14.1 million patient encounters since the beginning of 2010. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 255. Since the beginning of 2010, we have acquired 43 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 660 other physicians and non-physician providers and contract with over 210 independent contractors, who provide episodic care as needed.

Subsequent to December 31, 2012, we completed the acquisition of the assets of one hospitalist physician practice.

Practice Acquisitions

During the year ended December 31, 2012, we acquired the assets of 15 hospitalist physician practices for a total estimated purchase price of $67,595,000. In connection with these acquisitions, we recorded goodwill of $66,321,000, property and equipment of $10,000 and intangible assets of $1,264,000. Total transaction costs of $261,000 for our acquisition activities in 2012 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $27.5 million representing the fair value of contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent consideration is re-evaluated on a quarterly basis based on changes in our estimate of the future operating results of the acquired practices. The changes, if any, in fair value are recognized in our results of operations.

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

Geographic Coverage and Revenue

During 2012, 2011 and 2010 approximately 60%, 62% and 64%, respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Florida and Texas accounted for approximately, 33%, 32% and 36% of our net revenue, respectively. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Medicare	47%	46%	45%
Medicaid	5%	5%	6%
Other third parties	43%	43%	44%
Self-pay patients	5%	6%	5%

	100%	100%	100%

The percentage of our net revenue related to self-pay patients is significantly smaller percentage of our net revenues compared to other payors, as higher percentage of these services are uncompensated.

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

We have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our hospitalists to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions.

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

The Middle Class Tax Relief and Job Creation Act of 2012 delayed implementation of the negative SGR payment update again until January 1, 2013, when the cut would have been 26.5 percent. Similarly, the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, delays the implementation of the negative SGR payment update until January 1, 2014. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Middle Class Tax Relief and Job Creation Act of 2012 prevented the GPCI payment adjustment through the end of 2012. With enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, again, the GPCI payment adjustment has been delayed through the end of 2013. Although Congress has delayed the GPCI payment adjustment several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013. Although the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA did, however, provide that the Medicare cuts to providers would not exceed two percent. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, delayed implementation of the BCA’s automatic cuts until March 1, 2013. Thus, Congress and the White House will be forced to confront this matter again.

In fact, the situation with the federal budget remains in flux. First, if an agreement is not reached and legislation is not enacted by March 1, 2013, the BCA’s automatic cuts will go into effect, including the two percent cut in payments to providers and Part D health plans. Second, the appropriations law that is funding operations of the federal government will expire on March 27, 2013, and there may be a partial government shutdown if a new appropriations law is not enacted. Third, the statutory debt ceiling was reached on December 31, 2012. The Treasury Department was using what it calls “extraordinary measures” to avoid defaults by the federal government on its financial obligations, but the Department expected those measures to be exhausted at some point during the period mid-February to early March. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

Legislation was enacted on February 4, 2013 that suspends the statutory debt ceiling until May 19, 2013, and beginning on that date the Treasury Department is again expected to use extraordinary measures to delay a government default. This new law is a temporary measure that does not resolve the debt-limit issue. Moreover, it addresses only one of the three budget deadlines noted above. The bill does not affect Medicare’s status as a target for spending cuts.

The magnitude of Medicare cuts that may be made through budget agreements is unclear. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income by approximately 0.2 percent.

Healthcare Reform

In March 2010, the Affordable Care Act (ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the federal Department of Health and Human Services (HHS) generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Medicare Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, as well as all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at five health care system demonstration sites. The impact of these projects on our Company cannot be determined at this time.

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

We test goodwill for impairment on an annual basis, as well as when events or changes in business conditions indicate that the carrying value of goodwill may not be recoverable , at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach, which is based on our peer group’s market capitalization computed using publicly available market quotes. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During 2012, 2011 and 2010, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

We maintain a medical malpractice liability insurance policy, which expires on December 31 of each year indemnifying us and our employed health care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits. Consequently, we establish reserves for our liabilities, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. These reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases.

Recently Adopted Accounting Principles

See Note 1 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2012	2011	2010
Operating data—patient encounters	5,496,000	4,762,000	3,810,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.2%	73.2%	72.0%
General and administrative	16.0%	16.0%	16.4%
Net change in fair value of contingent consideration	0.1%	(0.2)%	0.1%
Depreciation and amortization	0.6%	0.7%	0.7%

Total operating expenses	89.9%	89.7%	89.2%

Income from operations	10.1%	10.3%	10.8%
Interest expense	(0.1)%	(0.1)%	—%

Income before income taxes	10.0%	10.2%	10.8%
Income tax provision	3.8%	3.8%	4.1%

Net income	6.2%	6.4%	6.7%

Year ended December 31, 2012 compared to year ended December 31, 2011

Our patient encounters for 2012 increased by 734,000 or 15.4% to 5,496,000, compared to 4,762,000 for 2011. Net revenue for 2012 was $523.5 million, an increase of $66.0 million, or 14.4%, from $457.5 million for 2011. Of this $66.0 million increase, 63% was attributable to same-market area growth and 37% was attributable to revenue generated from new markets. Same-market revenue increased 9.3%, same market encounters increased 11.3% and same-market patient revenue per encounter decreased 2.4%. The 2.4% decrease was due to a shift in service mix from acute to post acute care. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for 2012 were $382.9 million or 73.2% of net revenue compared to $335.0 million or 73.2% of net revenue for 2011. These costs increased by $48.0 million or 14.3%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $30.9 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $17.1 million of the $48.0 million overall cost increase is attributable to physician costs associated with our seven new markets.

General and administrative expenses increased $10.4 million, or 14.2%, to $83.7 million, or 16.0% of net revenue, for 2012, as compared to $73.3 million, or 16.0% of net revenue for 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and other expenses and the significant increase in acquisitions. Excluding stock-based compensation, general and administrative expenses decreased by 20 basis points to 14.8% of revenue, compared to 15.0% of revenue for 2011.

Net change in fair value of contingent consideration increased by $0.3 million in 2012, as compared to a decrease of $1.0 million in 2011. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices impact the fair value of the related contingent consideration, resulting in gains or losses that are included in our consolidated results of operations.

Income from operations increased $5.6 million, or 11.9%, to $52.6 million, as compared to $47.0 million for 2011. Our operating margin was 10.1% for 2012 as compared to 10.3% for 2011. Excluding the net change in fair value of contingent consideration, income from operations for 2012 increased 15.1% to $53.0 million, or an operating margin of 10.1%, compared to income from operations of $46.0 million, or an operating margin of 10.1% for 2011.

Our effective tax rate for the years ended December 31, 2012 and 2011 was 37.7% and 37.5%, respectively. The increase in the overall effective tax rate was primarily related to a change in state tax laws. We expect our 2013 effective income tax rate to be approximately 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $32.6 million for 2012, as compared to $29.3 million for 2011, and our net income margin was 6.2% for 2012 as compared to 6.4% for the same period in the prior year. Diluted earnings per share for 2012 was $1.92, as compared to diluted earnings per share of $1.74 in 2011. Excluding the net change in the fair value of contingent considerations, net income for 2012 increased 14.5% to $32.8 million, or $1.93 diluted earnings per share, compared to net income of $28.6 million, or $1.70 diluted earnings per share for 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

Our patient encounters for 2011 increased by 952,000 or 25.0% to 4,762,000, compared to 3,810,000 for 2010. Net revenue for 2011 was $457.5 million, an increase of $94.1 million, or 25.9%, from $363.4 million for 2010. Of this $94.1 million increase, 68.9% was attributable to same-market area growth and 31.1% was attributable to revenue generated from new markets. Same-market revenue increased 17.9%, which is primarily the result of an increase of same-market encounters by 17.5% and an increase of patient revenue per encounter by 0.1%.

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

Income from operations increased $7.7 million, or 19.6%, to $47.0 million, as compared to $39.3 million for 2010. Our operating margin was 10.3% for 2011 as compared to 10.8% for 2010. Excluding the net change in fair value of contingent consideration, income from operations for 2011 increased 16.5% to $46.0 million, or an operating margin of 10.1%, compared to income from operations of $39.5 million, or an operating margin of 10.9% for 2010. The decrease in the operating margin was largely the result of the increase in physician costs as a percentage of revenue, partially offset by the decrease in general and administrative expenses as a percentage of revenue.

Our effective tax rate for the years ended December 31, 2011 and 2010 was 37.5% and 38.2%, respectively. The decrease in the overall effective tax rate was primarily due to a change in the state tax laws and increased state credits during 2011.

Net income increased to $29.3 million for 2011, as compared to $24.3 million for 2010, and our net income margin was 6.4% for 2011 as compared to 6.7% for the same period in the prior year. Diluted earnings per share for 2011 was $1.74, as compared to diluted earnings per share of $1.46 in 2010. Excluding the net change in the fair value of contingent considerations, net income for 2011 increased 17.5% to $28.6 million, or $1.70 diluted earnings per share, compared to net income of $24.4 million, or $1.47 diluted earnings per share for 2010.

Liquidity and Capital Resources

As of December 31, 2012 we had approximately $71.0 million in liquidity, comprised of $16.2 million in cash and cash equivalents and an available line of credit of $54.8 million. We had borrowings of $20 million from our revolving line of credit outstanding at December 31, 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net cash provided by operating activities for 2012 was $39.8 million compared to $25.8 million for 2011. The primary changes in working capital during the year ended December 31, 2012 consisted of (i) an increase in accounts receivable of $11.6 million which is in proportion to the increase in our 2012 revenue, (ii) a net increase in medical malpractice and self-insurance reserves of $3.2 million, (iii) an increase in prepaid expenses and other current assets of $4.1 million, and (iv) an increase in accrued compensation of $7.0 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 52 and 51 DSO as of December 31, 2012 and 2011, respectively. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $66.2 million for 2012, compared to $31.1 million for 2011. Cash of $62.6 million was used in 2012 for physician practice acquisitions and earn-out payments on prior acquisitions compared to $27.8 million used in 2011. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2012, net cash provided by financing activities was $24.8 million, compared to $4.2 million provided by financing activities for 2011. In March 2012, we borrowed $15.0 million from our revolving line of credit, which was repaid in the second quarter of 2012. In December 2012, we borrowed $20.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net cash provided by operating activities for 2011 was $25.8 million compared to $29.6 million for 2010. The primary changes in working capital during the year ended December 31, 2011 consisted of (i) an increase in accounts receivable of $13.8 million which is in proportion to the increase in our 2011 revenue, (ii) a net increase in medical malpractice and self-insurance reserves of $3.7 million, (iii) an increase in prepaid expenses and other current assets of $3.5 million, and (iv) an increase in accrued compensation of $2.2 million primarily related to timing of payrolls and physician bonus payments.

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

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. During March 2012, we borrowed $15.0 million under the Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. In December 2012, we borrowed $20.0 million under the Credit Facility bearing interest at 1.0%. As of December 31, 2012, we had borrowings of $20.0 million and letters of credit of $0.2 million outstanding, and $54.8 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2012, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2012:

	Due in Years Ended December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(dollars in thousands)
Operating lease obligations	$7,347	$3,245	$1,569	$1,127	$773	$442	$191
Acquisition earn-out payments(1)	29,533	16,303	13,230	—	—	—	—
Medical malpractice reserves—reported claims (2)	26,920	9,846	7,258	4,101	2,111	1,365	2,239

Subtotal—contractual obligations	63,800	29,394	22,057	5,228	2,884	1,807	2,430
Medical malpractice reserve—incurred but not reported (2)	21,351	504	2,627	5,367	5,859	3,731	3,263

Total contractual obligations and reserves	$85,151	$29,898	$24,684	$10,595	$8,743	$5,538	$5,693

(1)	In addition to the initial consideration paid pursuant to most asset purchase agreements entered into, additional contingent consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. The undiscounted amounts of these additional payments are estimated to be approximately $29.5 million at December 31, 2012 and the majority of such payments are expected to be made during 2013, with the remaining amounts to be paid in early 2014. Such additional consideration is not contingent upon the future employment of the sellers.

(2)	We are fully insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy, which ends December 31 of each year. Consequently, we establish reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. For claims incurred and reported, an insurance receivable from our carrier is recorded pursuant to GAAP. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2012, all of our short-term investments were invested in money market funds with less than 90-day maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 45.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2013

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,214	$17,752
Accounts receivable, net	79,612	68,010
Insurance receivable for malpractice claims—current portion	9,719	8,693
Prepaid expenses and other current assets	17,284	13,139

Total current assets	122,829	107,594
Property and equipment, net	5,763	5,112
Goodwill	240,009	173,688
Other intangible assets, net	2,133	1,812
Deferred tax assets, net	250	1,522
Insurance receivable for malpractice claims—less current portion	17,074	15,186

Total assets	$388,058	$304,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,257	$3,962
Accrued compensation	28,615	21,640
Payable for practice acquisitions	29,038	23,724
Medical malpractice and self-insurance reserves, current portion	10,350	9,383
Deferred tax liabilities	1,506	750

Total current liabilities	73,766	59,459
Long-term debt	20,000	0
Medical malpractice and self-insurance reserves, less current portion	37,921	32,803

Total liabilities	131,687	92,262
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,694,215 and 16,474,988 shares issued and outstanding at December 31, 2012 and 2011, respectively	17	16
Additional paid-in capital	150,711	139,579
Retained earnings	105,643	73,057

Total stockholders’ equity	256,371	212,652

Total liabilities and stockholders’ equity	$388,058	$304,914

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenue	$523,485	$457,467	$363,402
Operating expenses:
Cost of services—physician practice salaries, benefits and other	382,934	334,984	261,523
General and administrative	83,679	73,259	59,677
Net change in fair value of contingent consideration	324	(1,002)	194
Depreciation and amortization	3,911	3,192	2,689

Total operating expenses	470,848	410,433	324,083

Income from operations	52,637	47,034	39,319
Investment income	14	17	23
Interest expense	(337)	(185)	(104)

Income before income taxes	52,314	46,866	39,238
Income tax provision	19,728	17,597	14,984

Net income	$32,586	$29,269	$24,254

Net income per share:
Basic	$1.97	$1.79	$1.49

Diluted	$1.92	$1.74	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2009	16,161,813	$16	$125,527	$19,534	$145,077
Issuance of common stock	125,564	0	1,469	0	1,469
Stock-based compensation expense	0	0	3,192	0	3,192
Excess tax benefits from stock-based compensation	0	0	473	0	473
Net income	0	0	0	24,254	24,254

Balance at December 31, 2010	16,287,377	16	130,661	43,788	174,465
Issuance of common stock	187,611	0	2,908	0	2,908
Stock-based compensation expense	0	0	4,783	0	4,783
Excess tax benefits from stock-based compensation	0	0	1,270	0	1,270
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(43)	0	(43)
Net income	0	0	0	29,269	29,269

Balance at December 31, 2011	16,474,988	16	139,579	73,057	212,652
Issuance of common stock	219,227	1	3,859	0	3,860
Stock-based compensation expense	0	0	6,344	0	6,344
Excess tax benefits from stock-based compensation	0	0	988	0	988
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(59)	0	(59)
Net income	0	0	0	32,586	32,586

Balance at December 31, 2012	16,694,215	$17	$150,711	$105,643	$256,371

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$32,586	$29,269	$24,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,911	3,192	2,689
Stock-based compensation expense	6,344	4,783	3,192
Tax liability reduction for uncertain tax positions	0	(23)	(240)
Deferred income taxes	1,969	768	771
Net change in fair value of contingent consideration	324	(1,002)	194
Changes in assets and liabilities:
Accounts receivable	(11,602)	(13,849)	(5,885)
Prepaid expenses and other current assets	(4,145)	(3,467)	(1,117)
Accounts payable and accrued expenses	295	210	(375)
Accrued compensation	6,975	2,168	4,455
Medical malpractice and self-insurance reserves, net	3,171	3,712	2,446
Accrued professional liability settlement	0	0	(750)

Net cash provided by operating activities	39,828	25,761	29,634

Investing activities
Acquisitions of physician practices	(62,605)	(27,843)	(41,232)
Purchase of property and equipment	(3,609)	(3,279)	(2,658)

Net cash used in investing activities	(66,214)	(31,122)	(43,890)

Financing activities
Proceeds from long-term debt	35,000	0	0
Repayments of long-term debt	(15,000)	0	(224)
Net proceeds from issuance of common stock	3,860	2,908	1,469
Excess tax benefits from stock-based compensation	988	1,270	473

Net cash provided by financing activities	24,848	4,178	1,718

Net decrease in cash and cash equivalents	(1,538)	(1,183)	(12,538)
Cash and cash equivalents, beginning of period	17,752	18,935	31,473

Cash and cash equivalents, end of period	$16,214	$17,752	$18,935

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$251	$187	$102

Income taxes	$17,805	$15,789	$13,080

Acquisitions of physician practices consisted of the following:
Acquired assets—goodwill, intangible and other	$67,595	$24,854	$58,014
(Increase) decrease in payable for practice acquisitions, excluding change in fair value of accrued contingent consideration	(4,990)	2,989	(16,782)

Net cash paid for acquisitions	$62,605	$27,843	$41,232

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

	2012	2011	2010
Medicare and Medicaid patients	52%	51%	51%

Net revenue is reported in the period in which services are provided at amounts expected to be collected, which excludes contractual discounts and an estimate of uncollectible accounts. The process of estimating the ultimate amount of revenue to be collected is highly subjective and requires the application of our judgment based on many factors, including contractual reimbursement rates, payor mix, age of receivables, historical cash collection experience and other relevant information. We write off uncollectible accounts receivable from our billing system after reasonable collection efforts have been exhausted. The following amounts, which are excluded from our net revenues, represent an estimate of uncollectible patient copayments and deductible accounts related to patient services during the years ended December 31 (in thousands):

	2012	2011	2010
Uncollectible accounts excluded from net revenue	$14,611	$13,539	$11,164

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

Fair Value of Financial Instruments

Our consolidated balance sheets as of December 31, 2012 and 2011 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit in December 2012 approximated its fair value at December 31, 2012. Pursuant to GAAP, we determine the fair value of our long-term borrowing using inputs that can be corroborated by observable market data, which is defined as Level 2 input under GAAP on fair value measures.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions, which is carried at fair value determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. The remaining amount of our payable for practice acquisitions is recorded at its carrying value, which approximates its fair value due to the relatively short period of time between its origination and its expected realization. See Note 10 for more information.

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

	2012	2011
Allowance for uncollectible accounts	$4,837	$4,831

Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. As of December 31, accounts receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	2012	2011
Percentage of receivables from Medicare and Medicaid	36%	36%

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

	2012	2011
Furniture	$2,491	$2,316
Computer equipment and software	16,226	13,084
Office equipment	1,876	1,840
Leasehold improvements	950	698

	21,543	17,938
Less: Accumulated depreciation and amortization	(15,780)	(12,826)

	$5,763	$5,112

For the years ended December 31, the following amounts were included in total depreciation and amortization expense (in thousands):

	2012	2011	2010
Depreciation of property and equipment	$2,968	$2,277	$1,714

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

We test goodwill for impairment on an annual basis, as well as when events or changes in business conditions indicate that the carrying amount of goodwill may not be recoverable, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two-step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach, which is based on our peer group’s market capitalization computed using publicly available market quotes. The fair value from the market-multiple approach is used to derive the fair value of our Company. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2012, 2011 and 2010, no impairment indicators were present and no impairment was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Goodwill—beginning balance at January 1	$173,688	$149,289
Goodwill acquired during year	66,321	24,399

Goodwill—ending balance at December 31	$240,009	$173,688

At December 31, other intangible assets consist of the following (in thousands):

	2012	2011
Non-compete agreements	$1,916	$1,689
Hospital contracts	5,270	4,233
Trade name	70	70

	7,256	5,992
Less: Accumulated amortization	(5,123)	(4,180)

	$2,133	$1,812

For the years ended December 31, the following amortization of other intangible assets was included in total depreciation and amortization expenses (in thousands):

	2012	2011	2010
Amortization of other intangible assets	$943	$915	$975

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 1.8 years at December 31, 2012. Future estimated aggregate amortization expenses are as follows (in thousands):

2013	$1,151
2014	726
2015	256

$2,133

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period, which ends December 31 of each year, on a first dollar coverage up to our policy limits on new claims reported during the policy period. In December 2012, we renewed our annual professional liability insurance policy for 2013 effective January 1, 2013 under the same terms as our 2012 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2013 policy at acceptable costs and on favorable terms upon expiration.

We record our medical malpractice reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP.

Total accrued medical malpractice reserves and related insurance receivables at December 31 were as follows (in thousands):

	2012				2011
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$9,719	$9,846	504	10,350	$8,693	$8,956	427	9,383
Long-term Portion	17,074	17,074	20,847	37,921	15,186	15,186	17,617	32,803

Total	$26,793	$26,920	21,351	48,271	$23,879	$24,142	18,044	42,186

Stock-Based Compensation

As of December 31, 2012, we had a stock-based employee compensation program, which is described more fully in Note 6. Compensation cost recognized in 2012, 2011 and 2010 includes amounts for awards granted after December 31, 2005 and for awards outstanding on December 31, 2005 that are subsequently modified, based on the estimated grant-date fair value.

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

During 2012, in connection with the acquisition of assets of 15 hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for most of the completed acquisitions in 2012 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of contingent consideration related to transactions is recognized at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations. In 2012, the net increase in the fair value of contingent consideration was $324,000.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during 2012 and 2011, related to the acquisition of hospitalist practices (in thousands):

	2012	2011
Acquired assets—paid and accrued:
Goodwill	$66,321	$24,399
Other intangible assets	1,264	445
Property and equipment	10	10

Total acquired assets	67,595	24,854

Cash paid for acquisitions:
Current year transactions	(40,014)	(15,110)
Contingent consideration	(22,565)	(12,477)
Other—prior year transactions	(26)	(256)

Total cash paid for acquisitions	(62,605)	(27,843)

Increase (decrease) in payable for practice acquisitions	4,990	(2,989)
Net change in fair value of contingent consideration	324	(1,002)

Net change in payable for practice acquisitions	5,314	(3,991)
Payable for practice acquisitions, beginning of period	23,724	27,715

Payable for practice acquisitions, end of period	$29,038	$23,724

Note 3. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. In March 2012, we borrowed $15.0 million under the Credit Facility bearing interest at 1.0% per annum, which was repaid during the second quarter 2012. In December 2012, we borrowed $20.0 million under the Credit Facility bearing interest at 1.0%. As of December 31, 2012, we had borrowings of $20.0 million and letters of credit of $0.2 million outstanding, and $54.8 million available under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2012, we were in compliance with such financial covenants and restrictions.

Interest costs and unused commitment fees related to our debt and Credit Facility for the years ended December 31 are comprised of the following (in thousands):

	2012	2011	2010
Interest expense	$153	$61	$29
Unused commitment fees	184	124	75

Total interest expense	$337	$185	$104

Note 4. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	2012	2011	2010
Current:
Federal	$15,388	$14,712	$12,352
State	2,312	2,117	1,861

Total current(1)	17,700	16,829	14,213
Deferred:
Federal	1,997	1,240	850
State	31	(472)	(79)

Total deferred	2,028	768	771

Total provision	$19,728	$17,597	$14,984

(1) Current tax provision excludes tax benefit from stock compensation recorded to additional paid-in capital in the amount of:	$(988)	$(1,270)	$(473)

A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2012	2011	2010
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State tax net of federal benefit	2.91%	2.29%	2.94%
Change in valuation allowance	(0.22)%	0.12%	0.61%
Permanent differences and other	0.01%	0.19%	0.25%
Recognition of tax benefits for uncertain positions	0%	(0.05)%	(0.61)%

Income tax provision	37.70%	37.55%	38.19%

In 2012, there was an increase in the overall effective tax rate due to a change in the state effective tax rate primarily related to recording a partial valuation allowance attributable to certain state credit carryforwards. In 2011, there was a decrease in the overall effective tax rate due to a change in the state effective tax rate primarily related to the adoption of single sales factor apportionment for California.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss (NOL) carryforwards	$625	$597
Allowance for uncollectible accounts	1,908	1,920
Compensation accruals	1,354	1,304
Accrued IBNR claims	8,473	7,277
Stock-based compensation	5,148	3,396
State taxes and credits	2,202	1,036
Other	158	188

Total deferred tax assets	19,868	15,718
Less: Valuation allowance	(1,229)	(422)

Deferred tax assets, net	18,639	15,296
Deferred tax liabilities:
Prepaid insurance	(4,709)	(3,730)
Depreciation and amortization	(15,186)	(10,794)

Total deferred tax liabilities	(19,895)	(14,524)

Total net deferred tax (liability) asset	$(1,256)	$772

We evaluate the recoverability of our deferred tax assets based on operations. The Company evaluated the positive and negative evidence related to their ability to utilize certain state credit carry forwards and concluded it is not more likely than not the credits will be fully utilized. California passed a tax law change in November, 2012 that reduced the Company’s annual credit utilization. Given this law change and considering all other available information, a partial valuation allowance of $930,000 was determined to be necessary. In addition, there is a valuation allowance related to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized. There is a net deferred tax liability at December 31, 2012 due to an increase in tax amortization of goodwill which has an indefinite reversal pattern.

As of December 31, 2012 we have federal NOL carryforwards of $1,701,000, which begin to expire in 2019, and state NOL carryforwards of $663,000, which begin to expire in 2020. Federal NOLs of $781,000 incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

As of December 31, 2012 we have certain state credit carryforwards of $2,229,000, which do not expire.

At December 31, 2012 we had no gross unrecognized tax benefits (UTB).

Following is a tabular reconciliation of the gross UTB activity during 2012, 2011 and 2010 (in thousands):

Reconciliation of Gross Unrecognized Tax Benefits	2012	2011	2010
Beginning Balance, excluding interest and penalties of $0, $10 and $88, respectively	$66	$88	$281
Increases—tax positions taken in prior years	0	0	0
Decreases—tax provisions taken in prior years	0	0	0
Current year tax positions	0	0	0
Settlements	0	0	0
Expiring NOL	(66)	0	0
Lapse of statute of limitations	0	(22)	(193)

Ending Balance, excluding interest and penalties of $0, $0 and $10, respectively	$0	$66	$88

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 we did not have any accrued interest and penalties related to uncertain tax positions.

The tax years 2008 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2007 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. Two state examinations have been initiated for our Company. The outcome of such examinations cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

Note 5. Defined Contribution Plan

Substantially all of our employees are eligible to participate in the IPC The Hospitalist Company, Inc. 401(k) Plan (the Plan). According to the Plan, we contribute half of the participant’s contributions when they are no greater than 7% of the participant’s annual compensation. The vesting period of our contribution is one year. After 60 days following an employee’s date of hire, all new-hires are automatically enrolled in the Plan. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. For the years ended December 31, expense recognized in connection with our contributions was (in thousands):

	2012	2011	2010
Employer contribution to defined contribution plan	$7,484	$6,382	$5,040

Note 6. Stock-Based Compensation

At December 31, 2012, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Pursuant to our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance under this Equity Plan and no new awards will be issued under any previous equity participation plans. As of December 31, 2012, there were 1,425,744 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued prior to our 2012 Equity Participation Plan.

All option awards granted during 2012, 2011 and 2010 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Program generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	2012	2011	2010
Total stock-based compensation expense	$6,344	$4,783	$3,192

As of December 31, 2012, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-Average Remaining Contractual Term
		(Years)
Stock option	$7,362	2.30

Restricted stock	$2,456	2.17

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	For Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.21%	2.39%	1.26%
Expected volatility	39.86%	39.24%	40.00%
Expected option life (in years)	6.16	6.17	5.95
Expected dividend yield	0.00%	0.00%	0.00%

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

The following table summarizes the activity in our Equity Plan during the year ended December 31, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000’s)
Options outstanding as of December 31, 2011	1,581,332	$25.92			$11.02
Changes during period:
Granted	216,800	37.29			14.96
Exercised	(163,597)	17.15			7.18
Cancelled/Forfeited	(934)	1.42			0.28
Expired	(2,680)	0.77			0.14

Options outstanding as of December 31, 2012	1,630,921	$28.36	6.93	$20,759	$11.95

Options exercisable as of December 31, 2012	1,101,453	$23.62	6.27	$18,813	$9.98

The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $3,748,000.

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the year ended December 31, 2012.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000’s)
Restricted/performance stock awards outstanding as of December 31, 2011	31,496			$40.87
Changes during period:
Granted	80,535			36.57
Released	(10,091)			35.17

Restricted/performance stock awards outstanding as of December 31, 2012	101,940	2.67	$4,048	$38.03

Note 7. Employee Stock Purchase Plan

We have a nonqualified employee stock purchase plan (ESPP), which authorizes the issuance of up to an aggregate of 156,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock is made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. Stock purchases are made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the NASDAQ Global Select Market) of a share of our common stock on the first or last day of the offering period, whichever is lower.

For the years ended December 31, the stock-based compensation expense relating to the ESPP was included in general and administrative expenses as follows (in thousands):

	2012	2011	2010
Stock-based compensation expense related to ESPP	$309	$299	$251

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

The calculations of basic and diluted net income per share for the years ended December 31 are as follows (dollar in thousands, except for per share data):

	2012	2011	2010
Basic:
Net income attributable to common stockholders	$32,586	$29,269	$24,254

Weighted average number of common shares outstanding	16,578,994	16,387,903	16,249,096

Basic net income per share attributable to common stockholders	$1.97	$1.79	$1.49

Diluted:
Net income attributable to common stockholders	$32,586	$29,269	$24,254

Weighted average number of common shares outstanding	16,578,994	16,387,903	16,249,096
Weighted average number of dilutive common shares equivalents from options to purchase common stock	389,151	433,935	346,168

Common shares and common share equivalents	16,968,145	16,821,838	16,595,264

Diluted net income per share	$1.92	$1.74	$1.46

Outstanding stock options with an exercise price above market are excluded from our diluted computation as their effect would be anti-dilutive. At December 31, stock options with an exercise price above the average annual market price were as follows:

	2012	2011	2010
Stock options excluded from diluted shares computation	430,489	257,094	305,025

Note 9. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable leases as of December 31, 2012, are as follows (in thousands):

2013	$3,245
2014	1,569
2015	1,127
2016	773
2017	442
Thereafter	191

$7,347

We do not have contingent rent and sub-lease agreements. Rent expense recorded for years ended December 31 was as follows (in thousands):

	2012	2011	2010
Total rent expense	$3,330	$3,162	$2,292

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations. We are not aware of any specific investigations involving allegations of potential wrongdoing with the exception of the civil investigative demand (CID) issued in 2010 by the Department of Justice (DOJ) and the associated qui tam complaint as discussed under the “Government Inquiry” section below.

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

Government Inquiry

On June 7, 2010, we received a CID issued by the DOJ, U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We have produced responsive documents, will discuss with representatives of the government additional future productions to be made if requested and will continue to cooperate in the government investigation. We have been informed by the DOJ that a qui tam whistleblower complaint related to this investigation naming the Company has been filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also have been informed that several state attorneys general are examining our Medicaid claims in coordination with the DOJ. It is not possible to predict whether or when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2012 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable.

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$0	$0	$28,834	$28,834

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$0	$0	$23,624	$23,624

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2012 and 2011 (dollars in thousands):

Accrued contingent consideration for practice acquisitions	2012	2011
Beginning balance	$23,624	$27,459
Addition through acquisition transactions	27,451	9,643
Change in fair value realized	324	(1,002)
Payments	(22,565)	(12,476)

Ending balance	$28,834	$23,624

Our payable for practice acquisitions totaling $29,038,000 and $23,724,000 at December 31, 2012 and 2011, respectively, is composed of $28,834,000 and $23,624,000, respectively, of accrued contingent consideration measured at fair value, and $204,000 and $100,000, respectively, of other practice acquisition liabilities recorded at undiscounted carrying value which approximates fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

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

Note 11. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands, except for per share data):

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
Net revenue	$137,569	$127,651	$128,472	$129,793	$117,863	$114,485	$111,732	$113,387
Income from operations	13,950	12,368	12,630	13,689	13,538	10,482	10,546	12,468
Investment income	3	3	4	4	5	3	4	5
Interest expense	(85)	(78)	(92)	(82)	(79)	(62)	(22)	(22)

Income before income taxes	13,868	12,293	12,542	13,611	13,464	10,423	10,528	12,451
Income tax provision	5,419	4,501	4,703	5,105	4,904	3,961	4,000	4,732

Net income	8,449	7,792	7,839	8,506	8,560	6,462	6,528	7,719

Per share data:
Net income per share(1):
Basic	$0.51	$0.47	$0.47	$0.52	$0.52	$0.39	$0.40	$0.47

Diluted	$0.50	$0.46	$0.46	$0.50	$0.51	$0.38	$0.39	$0.46

Weighted average shares:
Basic	16,647,295	16,616,866	16,545,600	16,505,047	16,438,421	16,419,071	16,382,869	16,323,125

Diluted	17,062,431	17,060,848	16,931,098	16,860,655	16,884,433	16,842,247	16,860,203	16,739,525

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Note 12. Subsequent Events

Subsequent to December 31, 2012, we completed the acquisition of the assets of one hospitalist physician practice.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2012, our internal control over financial reporting is effective.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2013

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2013 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2013 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 45.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$4,831	$2,904	$2,702
Amount charged against operating revenue	14,611	13,539	11,164
Accounts receivable write-offs (net of recovery)	(14,605)	(11,612)	(10,962)

Balance at end of year	$4,837	$4,831	$2,904

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4	Form of Amendment to Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 22, 2010)

Exhibit Number	Description of Document

10.5	Credit Agreement, dated as of August 4, 2011, by and among IPC The Hospitalist Company, Inc., the lenders named therein, and Wells Fargo bank, National Association, as Administrative Agent, L/C issuer, Swing Line lender, and Wells Fargo Securities, LLC as lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.6	Security Agreement dated as of August 4, 2011 by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.7	Guaranty Agreement dated as of August 4, 2011, by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.8*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.9†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.10†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.11†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.12†	Amendment No. 1 to Second Amended and Restated Employment Agreement, effective November 1, 2011, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 23, 2012)

10.13†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.14†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (as amended on May 26, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on June 2, 2011)

10.15*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.16†	IPC The Hospitalist Company, Inc. Executive Change in Control Plan, effective March 3, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

Exhibit Number	Description of Document

10.18*†	Written Consent of Inpatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 28, 1999

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated October 10, 2000

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

10.25†	Employment Agreement, effective March 31, 2011, between Kerry E. Weiner, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.26†	Employment Agreement, effective November 1, 2011, between Richard H. Kline, III and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 23, 2012)

10.27†	Form of Performance Unit Agreement under 2007 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 26, 2012)

10.28†	IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.29†	First Amendment to the IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.30†	IPC The Hospitalist Company, Inc. Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).
†	Management contracts or compensation plans, contracts or arrangements
^	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-sixth day of February 2013.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2013.

Signature	Title

/S/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/S/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/S/ RICK KLINE Rick Kline	Chief Financial Officer (Principal Financial Officer)

/S/ FERNANDO J. SARRIA Fernando J. Sarria	Chief Accounting Officer (Principal Accounting Officer)

/S/ MARK J. BROOKS Mark J. Brooks	Director

/S/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/S/ FRANCESCO FEDERICO, M.D. Francesco Federico, M.D.	Director

/S/ WOODRIN GROSSMAN Woodrin Grossman	Director

/S/ C. THOMAS SMITH C. Thomas Smith	Director

/S/ CHUCK TIMPE Chuck Timpe	Director