Form 10-Q
period 2013-03-31
IPC The Hospitalist Company, Inc.
filed 2013-04-30
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of April 23, 2013, there were 16,765,161 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,007	$16,214
Accounts receivable, net	91,748	79,612
Insurance receivable for malpractice claims - current portion	10,437	9,719
Prepaid expenses and other current assets	13,036	17,284

Total current assets	136,228	122,829
Property and equipment, net	6,073	5,763
Goodwill	244,836	240,009
Other intangible assets, net	1,907	2,133
Deferred tax assets, net	250	250
Insurance receivable for malpractice claims - less current portion	18,338	17,074

Total assets	$407,632	$388,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,096	$4,257
Accrued compensation	33,411	28,615
Payable for practice acquisitions	23,206	29,038
Medical malpractice and self-insurance reserves, current portion	11,090	10,350
Deferred tax liabilities	1,506	1,506

Total current liabilities	77,309	73,766
Long-term debt	20,000	20,000
Medical malpractice and self-insurance reserves, less current portion	40,062	37,921

Total liabilities	137,371	131,687
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,753,021 and 16,694,215 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	154,096	150,711
Retained earnings	116,148	105,643

Total stockholders’ equity	270,261	256,371

Total liabilities and stockholders’ equity	$407,632	$388,058

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenue	$153,091	$129,793
Operating expenses:
Cost of services - physician practice salaries, benefits and other	112,068	95,098
General and administrative	23,823	20,074
Net change in fair value of contingent consideration	(1,093)	84
Depreciation and amortization	1,154	848

Total operating expenses	135,952	116,104

Income from operations	17,139	13,689
Investment income	2	4
Interest expense	(115)	(82)

Income before income taxes	17,026	13,611
Income tax provision	6,521	5,105

Net income	$10,505	$8,506

Net income per share:
Basic	$0.63	$0.52

Diluted	$0.61	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$10,505	$8,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,154	848
Stock-based compensation expense	1,735	1,464
Net change in fair value of contingent consideration	(1,093)	84
Changes in assets and liabilities:
Accounts receivable	(12,136)	(8,198)
Prepaid expenses and other current assets	4,248	2,725
Accounts payable and accrued liabilities	3,839	3,006
Accrued compensation	4,796	5,584
Medical malpractice and self-insurance reserves, net	899	913

Net cash provided by operating activities	13,947	14,932

Investing activities
Acquisitions of physician practices	(9,691)	(26,222)
Purchase of property and equipment	(1,113)	(1,105)

Net cash used in investing activities	(10,804)	(27,327)

Financing activities
Proceeds from long-term debt	0	15,000
Net proceeds from issuance of common stock	1,333	1,777
Excess tax benefits from stock-based compensation	317	186

Net cash provided by financing activities	1,650	16,963

Net increase in cash and cash equivalents	4,793	4,568
Cash and cash equivalents, beginning of period	16,214	17,752

Cash and cash equivalents, end of period	$21,007	$22,320

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$75	$31

Income taxes	$490	$627

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

IPC The Hospitalist Company, Inc. and its wholly-owned subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist practices. We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. The consolidated financial statements include all accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations (Professional Medical Corporations) managed under long-term management agreements.

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

In our opinion, these consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to GAAP and SEC rules and regulations, which are applicable to interim financial statements. As a result, the following disclosures should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions of the fair value of certain reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. The process of estimating these assets and liabilities involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2013.

Fair Value of Financial Instruments

Our consolidated balance sheets as of March 31, 2013 and December 31, 2012 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit in December 2012 approximated its fair value at March 31, 2013 and December 31, 2012. Pursuant to GAAP, we determine the fair value of our long-term borrowing using quoted market prices, which is defined as Level 2 input under GAAP on fair value measures.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions, which is carried at fair value determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. The remaining amount of our payable for practice acquisitions is recorded at its carrying value, which approximates its fair value due to the relatively short period of time between its origination and its expected realization. See Note 3 for more information.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2013	$240,009
Goodwill acquired during 2013	6,886
Adjustment for prior year transactions	(2,059)

Goodwill - ending balance at March 31, 2013	$244,836

The valuation studies related to the practice acquisitions that occurred in the fourth quarter of 2012 have been completed, and as a result, the related valuations as of the acquisition dates have been reduced by $2,059,000, which is reflected in the above table.

Medical Malpractice Liability Insurance

We record our medical malpractice reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported (IBNR) during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. Total accrued medical malpractice reserves and related insurance receivables were as follows (in thousands):

	March 31, 2013				December 31, 2012
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities

Current Portion	$10,437	$10,488	602	11,090	$9,719	$9,846	504	10,350

Long-term Portion	18,338	18,338	21,724	40,062	17,074	17,074	20,847	37,921

Total	$28,775	$28,826	22,326	51,152	$26,793	$26,920	21,351	48,271

Note 2. Practice Acquisitions

We recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During the three months ended March 31, 2013, in connection with the acquisition of assets of two hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Amounts recorded as goodwill and identifiable intangible assets are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for the two acquisitions completed during the three months ended March 31, 2013 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for these acquisitions was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the three months ended March 31, 2013, related to the acquisition of hospitalist practices (in thousands):

Acquired assets - paid and accrued:
Goodwill - 2013 transactions	$6,886
Other intangible assets	110
Fixed assets	15

Total acquired assets - 2013	7,011
Goodwill - adjustment for prior year transactions	(2,059)

4,952

Cash paid for acquisitions:
2013 transactions	(5,700)
Contingent consideration	(3,918)
Other - prior year transactions	(73)

Total cash paid for acquisitions	(9,691)

Decrease in payable for practice acquisitions	(4,739)
Net change in fair value of contingent consideration	(1,093)

Net change in payable for practice acquisitions	(5,832)
Payable for practice acquisitions, beginning of period	29,038

Payable for practice acquisitions, end of period	$23,206

Note 3. Fair Value Measurement

Some of our liabilities are measured and recorded at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$0	$0	$22,975	$22,975

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
Accrued contingent consideration for practice acquisitions
Beginning balance	$28,834
Addition through acquisition transactions	1,211
Adjustment for prior year transactions	(2,059)
Change in fair value realized	(1,093)
Payments	(3,918)

Ending balance	$22,975

Our payable for practice acquisitions totaling $23,206,000 at March 31, 2013 is composed of $22,975,000 of accrued contingent consideration measured at fair value, and $231,000 of other practice acquisition liabilities recorded at undiscounted carrying value which approximates fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

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

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2013, we had long-term borrowings of $20.0 million and letters of credit of $0.2 million outstanding, and $54.8 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2013 was 1% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2013, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes

Following are the income tax provisions and effective tax rates for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012

Income tax provision	$6,521	$5,105

Effective tax rate	38.3%	37.5%

The increase in the effective tax rate during 2013 as compared to the same period of 2012 was primarily related to a change in state tax laws in November 2012. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2013, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2008 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2007 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. One federal examination has been initiated for our company and subsidiaries and one state examination has been initiated for one of our subsidiaries. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 6. Stock-Based Compensation

At March 31, 2013, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance and no new awards will be issued under any previous equity participation plans. As of March 31, 2013, there were 1,132,018 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the three months ended March 31, 2013 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended March 31,
	2013	2012
Stock-based compensation expense	$1,735	$1,464

As of March 31, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-average Remaining Contractual Term
		(Years)

Stock option	$7,173	6.75

Restricted/Performance stock	$7,241	2.03

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended March 31,
	2013	2012
Risk-free interest rate	0.66%	1.21%
Expected volatility	40.09%	39.86%
Expected option life (in years)	4.42	6.16
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activities in our Equity Plan during the three months ended March 31, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2012	1,630,921	$28.36			$11.95
Changes during period:
Granted	44,468	41.55			13.97
Exercised	(30,252)	12.03			4.67
Cancelled/Forfeited	0	—			—
Expired	(26)	1.60			6.83

Options outstanding as of March 31, 2013	1,645,111	$29.02	6.75	$25,936	$12.13

Options exercisable as of March 31, 2013	1,191,721	$24.90	6.27	$23,607	$7.61

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the three months ended March 31, 2013.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2012	101,940			$38.03
Changes during period:
Granted	124,642			42.04
Released	(10,432)			39.33

Restricted/performance stock awards outstanding as of March 31, 2013	216,150	2.03	$8,306	$40.28

Note 7. Earnings Per Share

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

The calculations of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income	$10,505	$8,506

Weighted average number of common shares outstanding	16,703,369	16,505,047

Basic net income per share	$0.63	$0.52

Diluted:
Net income	$10,505	$8,506

Weighted average number of common shares outstanding	16,703,369	16,505,047
Weighted average number of dilutive common shares equivalents from stock options	422,571	355,608

Common shares and common share equivalents	17,125,940	16,860,655

Diluted net income per share	$0.61	$0.50

As of March 31, 2013, 614,000 outstanding stock options are excluded from our diluted computation because their exercise option price is above market, or they are anti-dilutive under the treasury stock method.

Note 8. Commitments and Contingencies

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

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on February 26, 2013.

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care and is focused on providing, managing and coordinating the care of hospitalized patients. Hospitalists practice in inpatient facilities, including acute care hospitals, long-term care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

Practice Acquisitions

During the three months ended March 31, 2013, we acquired the assets of two hospitalist physician practices for a total estimated purchase price of $7,011,000. In connection with these acquisitions, we recorded property and equipment of $15,000, goodwill of $6,886,000 and identifiable intangible assets of $110,000. Total transaction costs of $3,000 for our acquisition activities during the three months ended March 31, 2013 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $1,211,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2013, the Medicare update resulted in a slight increase in our net patient revenue per encounter.

The annual Medicare Physician Fee Schedule update, based on the SGR, is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

The SGR payment update for 2013 would have been a cut of 26.5 percent; however, the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, delayed the implementation of the negative SGR payment update until January 1, 2014. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The enactment of the American Taxpayer Relief Act of 2012 again delayed the GPCI payment adjustment through the end of 2013. Although Congress has delayed the GPCI payment adjustment several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in the payments we receive for physician services.

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013, including a two percent cut in Medicare payments to providers. The American Taxpayer Relief Act of 2012 again delayed implementation of the BCA’s automatic cuts until March 1, 2013, and on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including the two percent cut in Medicare payments to providers that was implemented effective April 1, 2013. This two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net patient revenue per encounter by approximately 1.0 percent.

In addition to sequestration, the current instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid Parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance starting in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the U.S. Department of Health and Human Services (HHS) generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2013	2012

Operating data - patient encounters	1,576,000	1,355,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services - physician practice salaries, benefits and other	73.2%	73.3%
General and administrative	15.6%	15.5%
Net change in fair value of contingent consideration	(0.7)%	0.1%
Depreciation and amortization	0.7%	0.6%

Total operating expenses	88.8%	89.5%

Income from operations	11.2%	10.5%

Investment income	—%	—%
Interest expense	(0.1)%	—%

Income before income taxes	11.1%	10.5%
Income tax provision	4.2%	3.9%

Net income	6.9%	6.6%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our patient encounters for the three months ended March 31, 2013 increased by 221,000 encounters or 16.3% to 1,576,000, compared to 1,355,000 for the same period in the prior year. Net revenue for the three months ended March 31, 2013 was $153.1 million, an increase of $23.3 million, or 18.0%, from $129.8 million for the three months ended March 31, 2012. Of this $23.3 million increase, 77% was attributable to same-market area growth and 23% was attributable to revenue generated from operations in new markets. Same-market encounters increased 12.1%, same-market revenue increased 13.9% and same-market patient revenue per encounter increased 1.9%. The 1.9% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity. Medicaid parity represents an increase in Medicaid payments up to Medicare reimbursement levels for 2013 and 2014 in accordance with the Patient Protection and Affordable Care Act of 2010, as amended. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $17.0 million or 17.8% to $112.1 million, or 73.2% of net revenue, for the three months ended March 31, 2013 as compared to $95.1 million, or 73.3% of net revenue, for the same period in the prior year. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $13.0 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $4.0 million of the $17.0 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.7 million, or 18.7%, to $23.8 million, or 15.6% of net revenue, for the three months ended March 31, 2013, as compared to $20.1 million, or 15.5% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 14.4 % and 14.3% of revenue for the three months ended March 31, 2013 and 2012, respectively.

The net change in fair value of contingent consideration for acquisitions (“net change in fair value”) was a $1.1 million credit to expense and a $0.1 million increase to expense for the three months ended March 31, 2013 and 2012, respectively. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a relatively small change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations increased $3.5 million, or 25.2%, to $17.1 million from $13.7 million for the same period in the prior year. Our operating margin was 11.2% and 10.5% for the three months ended March 31, 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for the three months ended March 31, 2013 increased 16.5% to $16.0 million, or an operating margin of 10.5%, compared to income from operations of $13.8 million, or an operating margin of 10.6% for the same period in 2012.

Our effective tax rate for the three months ended March 31, 2013 was 38.3% compared to 37.5% for the three months ended March 31, 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended March 31, 2013 increased to $10.5 million from $8.5 million for the three months ended March 31, 2012, and our net income margin was 6.9% for the three months ended March 31, 2013, as compared to 6.6% for the same period in the prior year. Earnings per share for the three months ended March 31, 2013 was $0.61 diluted earnings per share, compared to $0.50 diluted earnings per share for the same period in 2012. Excluding the net change in fair value, net income for the three months ended March 31, 2013 increased 14.9% to $9.8 million, or $0.57 diluted earnings per share, compared to net income of $8.6 million, or $0.51 diluted earnings per share for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $75.8 million in liquidity, which is composed of $21.0 million in cash and cash equivalents and an available line of credit of $54.8 million. We had borrowings of $20.0 million from our revolving line of credit outstanding at March 31, 2013. In April 2013, we repaid $7.5 million of our outstanding revolving line of credit.

Net cash provided by operating activities was $13.9 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively. The changes in working capital during the three months ended March 31, 2013 was largely related to an increase in accounts receivable of $12.1 million, a decrease in prepaid expenses and other current assets of $4.2 million, an increase in accrued compensation of $4.8 million primarily related to timing of payrolls and physician bonus payments, and an increase in accounts payable and accrued liabilities of $3.8 million.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 53 DSO as of March 31, 2013 as compared to 52 DSO as of December 31, 2012. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $10.8 million for the three months ended March 31, 2013, compared to $27.3 million for the same period in 2012. Cash of $9.7 million was used in the three months ended March 31, 2013 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared to $26.2 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the three months ended March 31, 2013, net cash provided by financing activities was $1.7 million, compared to $17.0 million provided by financing activities for the same period in 2012. In March 2012, we borrowed $15.0 million from our line of credit to fund new acquisitions and pay for contingent consideration related to acquired practices.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2013, we had borrowings of $20.0 million and letters of credit of $0.2 million outstanding, and $54.8 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2013 was 1% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2013, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.25% or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $20 million bearing an annual interest of 1.0% under our Credit Facility at March 31, 2013. A 1.0% change in interest rate on our borrowings of $20 million would result in an impact to income before income taxes of approximately $200,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2013, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. See the discussion of the CID in Note 8 to the accompanying financial statements.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April, 2013.

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