Form 10-Q
period 2013-06-30
IPC The Hospitalist Company, Inc.
filed 2013-07-30
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of July 23, 2013, there were 16,844,809 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,878	$16,214
Accounts receivable, net	88,567	79,612
Insurance receivable for malpractice claims - current portion	9,138	9,719
Prepaid expenses and other current assets	10,215	17,284

Total current assets	115,798	122,829
Property and equipment, net	6,231	5,763
Goodwill	251,556	240,009
Other intangible assets, net	1,679	2,133
Deferred tax assets, net	250	250
Insurance receivable for malpractice claims - less current portion	16,056	17,074

Total assets	$391,570	$388,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,605	$4,257
Accrued compensation	27,084	28,615
Payable for practice acquisitions	19,103	29,038
Medical malpractice and self-insurance reserves, current portion	9,784	10,350
Deferred tax liabilities	1,506	1,506

Total current liabilities	62,082	73,766
Long-term debt	5,000	20,000
Medical malpractice and self-insurance reserves, less current portion	38,185	37,921

Total liabilities	105,267	131,687
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,827,409 and 16,694,215 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	157,837	150,711
Retained earnings	128,449	105,643

Total stockholders’ equity	286,303	256,371

Total liabilities and stockholders’ equity	$391,570	$388,058

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$145,753	$128,472	$298,844	$258,265
Operating expenses:
Cost of services - physician practice salaries, benefits and other	106,584	94,007	218,652	189,105
General and administrative	23,239	20,432	47,062	40,506
Net change in fair value of contingent consideration	(5,262)	430	(6,355)	514
Depreciation and amortization	1,160	973	2,314	1,821

Total operating expenses	125,721	115,842	261,673	231,946

Income from operations	20,032	12,630	37,171	26,319
Investment income	3	4	5	8
Interest expense	(99)	(92)	(214)	(174)

Income before income taxes	19,936	12,542	36,962	26,153
Income tax provision	7,635	4,703	14,156	9,808

Net income	$12,301	$7,839	$22,806	$16,345

Net income per share:
Basic	$0.73	$0.47	$1.36	$0.99

Diluted	$0.71	$0.46	$1.33	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$22,806	$16,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,314	1,821
Stock-based compensation expense	3,598	3,088
Net change in fair value of contingent consideration	(6,355)	514
Changes in assets and liabilities:
Accounts receivable	(8,955)	(7,989)
Prepaid expenses and other current assets	7,009	2,382
Accounts payable and accrued liabilities	348	(845)
Accrued compensation	(1,531)	1,318
Medical malpractice and self-insurance reserves, net	1,297	1,598

Net cash provided by operating activities	20,531	18,232

Investing activities
Acquisitions of physician practices	(15,319)	(28,273)
Purchase of property and equipment	(2,136)	(2,174)

Net cash used in investing activities	(17,455)	(30,447)

Financing activities
Proceeds from long-term debt	0	15,000
Repayments of long-term debt	(15,000)	(15,000)
Net proceeds from issuance of common stock	2,519	2,521
Excess tax benefits from stock-based compensation	1,069	685

Net cash (used in) provided by financing activities	(11,412)	3,206

Net decrease in cash and cash equivalents	(8,336)	(9,009)
Cash and cash equivalents, beginning of period	16,214	17,752

Cash and cash equivalents, end of period	$7,878	$8,743

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$213	$173

Income taxes	$10,191	$10,549

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2013

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

Fair Value of Financial Instruments

Our consolidated balance sheets as of June 30, 2013 and December 31, 2012 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit in December 2012 approximated its fair value at June 30, 2013 and December 31, 2012. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which is defined as Level 2 input under GAAP on fair value measures.

Our payable for practice acquisitions consisted of both accrued contingent consideration for practice acquisitions and other practice acquisition liabilities. The accrued contingent consideration is carried at fair value determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP, and the remaining amount of other practice acquisition liabilities is recorded at its carrying value, which approximates its fair value due to the relatively short period of time between its origination and its expected realization. See Note 3 for more information.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2013	$240,009
Goodwill acquired during 2013	13,606
Adjustment for prior year transactions	(2,059)

Goodwill - ending balance at June 30, 2013	$251,556

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

	June 30, 2013				December 31, 2012
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities

Current Portion	$9,138	$9,138	646	9,784	$9,719	$9,846	504	10,350

Long-term Portion	16,056	16,056	22,129	38,185	17,074	17,074	20,847	37,921

Total	$25,194	$25,194	22,775	47,969	$26,793	$26,920	21,351	48,271

Note 2. Business Acquisitions

For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During the six months ended June 30, 2013, in connection with the acquisition of five hospitalist physician practices, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years. The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for four of the five acquisitions completed during the six months ended June 30, 2013 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for two of these acquisitions was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the six months ended June 30, 2013, related to the acquisition of hospitalist practices (in thousands):

Acquired assets - paid and accrued:
Goodwill - 2013 transactions	$13,606
Other intangible assets	177
Fixed assets	15

Total acquired assets - 2013	13,798
Goodwill - adjustment for prior year transactions	(2,059)

11,739

Cash paid for acquisitions:
2013 transactions	(10,300)
Contingent consideration	(4,816)
Other - prior year transactions	(203)

Total cash paid for acquisitions	(15,319)

Decrease in payable for practice acquisitions	(3,580)
Net change in fair value of contingent consideration	(6,355)

Net change in payable for practice acquisitions	(9,935)
Payable for practice acquisitions, beginning of period	29,038

Payable for practice acquisitions, end of period	$19,103

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$0	$0	$19,102	$19,102

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Accrued contingent consideration for practice acquisitions
Beginning balance	$22,975	$28,834
Addition through acquisition transactions	1,150	2,362
Adjustment for prior transactions	1,136	(923)
Change in fair value realized	(5,262)	(6,355)
Payments	(897)	(4,816)

Ending balance	$19,102	$19,102

Our payable for practice acquisitions totaling $19,103,000 at June 30, 2013 is composed of $19,102,000 of accrued contingent consideration measured at fair value, and $1,000 of other practice acquisition liabilities recorded at undiscounted carrying value which approximates fair value. The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.6%, and 100% probability of achieving the estimated projected earnings.

The change in fair value of contingent consideration for acquisitions was a credit to expense of $5.3 million and $6.3 million for the three and six months ended June 30, 2013, respectively. These credits were largely associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing at a slower pace than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense. Because our accrued contingent consideration is generally based on a certain multiple of earnings of the acquired practices during a specified measurement period, a moderate change in such projected earnings may result in a material change to the fair value of such contingent consideration liability with a corresponding adjustment to income from operations. We reassess our projected earnings and the related fair value of our accrued contingent consideration for practice acquisitions on a quarterly basis.

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2013, we had long-term borrowings of $5.0 million and letters of credit of $0.3 million outstanding, and $69.7 million available under the Credit Facility. The outstanding loan balance of $5.0 million was subsequently paid off in July 2013.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2013 was 1.0% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2013, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes

Following are the income tax provisions and effective tax rates for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income tax provision	$7,635	$4,703	$14,156	$9,808

Effective tax rate	38.3%	37.5%	38.3%	37.5%

The increase in the effective tax rate during 2013 as compared to the same period of 2012 was primarily related to a change in state tax laws in November 2012. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2013, we did not have any estimated interest and penalties related to uncertain tax positions.

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

Note 6. Stock-Based Compensation

At June 30, 2013, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance and no new awards will be issued under any previous equity participation plans. As of June 30, 2013, there were 1,136,468 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the six months ended June 30, 2013 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and unrestricted options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award and performance stock awards generally vest over two to three years from date of the award.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$1,863	$1,624	$3,598	$3,088

As of June 30, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted -average Remaining Contractual Term
		(Years)

Stock option	$6,133	6.56

Restricted/Performance stock	$6,345	1.78

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

The following table summarizes the stock option activities in our Equity Plan during the six months ended June 30, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2012	1,630,921	$28.36			$11.95
Changes during period:
Granted	44,468	41.55			13.97
Exercised	(104,353)	14.86			6.30
Cancelled	(3,668)	38.19			15.90
Expired	(808)	0.80			0.17

Options outstanding as of June 30, 2013	1,566,560	$29.63	6.56	$34,043	$12.38

Options exercisable as of June 30, 2013	1,176,565	$26.19	6.14	$29,608	$11.03

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the six months ended June 30, 2013.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2012	101,940			$38.03
Changes during period:
Granted	125,642			42.03
Released	(10,719)			40.56
Forfeited	(1,000)			42.12

Restricted/performance stock awards outstanding as of June 30, 2013	215,863	1.78	$11,087	$40.28

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic:
Net income	$12,301	$7,839	$22,806	$16,345

Weighted average number of common shares outstanding	16,763,325	16,545,600	16,733,513	16,525,324

Basic net income per share	$0.73	$0.47	$1.36	$0.99

Diluted:
Net income	$12,301	$7,839	$22,806	$16,345

Weighted average number of common shares outstanding	16,763,325	16,545,600	16,733,513	16,525,324
Weighted average number of dilutive common shares equivalents	464,848	385,498	442,293	364,019

Common shares and common share equivalents	17,228,173	16,931,098	17,175,806	16,889,343

Diluted net income per share	$0.71	$0.46	$1.33	$0.97

428,000 stock options outstanding at June 30, 2013 are excluded from our diluted computation because their exercise option price is above market, or they are anti-dilutive under the treasury stock method.

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care and is primarily focused on providing, managing and coordinating the care of hospitalized patients. Hospitalists practice in inpatient facilities, including acute care hospitals, long-term care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

Business Acquisitions

During the six months ended June 30, 2013, we acquired five hospitalist physician practices for a total estimated purchase price of $13,798,000. In connection with these acquisitions, we recorded property and equipment of $15,000, goodwill of $13,606,000 and identifiable intangible assets of $177,000. Total transaction costs of $26,000 for our acquisition activities during the six months ended June 30, 2013 were expensed as incurred.

In connection with these acquisitions, we recorded liabilities of $3,498,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for two of these acquisitions was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2013, the Medicare update resulted in a slight increase in our net patient revenue per encounter. On July 19, 2013, the Centers for Medicare and Medicaid (CMS) published its proposed Medicare Physician Fee Schedule for calendar year 2014. We are currently evaluating the impact of this proposed Medicare Physician Fee Schedule on our financial position, results of operations and cash flows.

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

The SGR payment update for 2013 would have been a cut of 26.5 percent; however, the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, delayed the implementation of the negative SGR payment update until January 1, 2014. In March 2013, CMS estimated a negative 24.4 percent update under the statutory SGR formula for calendar year 2014. The actual values used to compute physician payments for calendar year 2014 are scheduled to be published by November 1, 2013. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. In June 2013, the House Energy and Commerce Committee leaders released a proposal to replace the SGR with a quality measure system, but House lawmakers have yet to formally adopt a plan for replacement.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The enactment of the American Taxpayer Relief Act of 2012 again delayed the GPCI payment adjustment through the end of 2013. Although Congress has delayed the GPCI payment adjustment several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in the payments we receive for physician services. Because more than one year has lapsed since the last GPCI payment adjustment, in July 2013 CMS proposed for calendar year 2014 to phase in half of the GPCI payment adjustment that would otherwise be made.

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013, including a two percent cut in Medicare payments to providers. The American Taxpayer Relief Act of 2012 again delayed implementation of the BCA’s automatic cuts until March 1, 2013, and on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including the two percent cut in Medicare payments to providers that was implemented effective April 1, 2013. Thus far, this two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists reduced our net patient revenue per encounter by approximately 1.0 percent.

Several proposed rules recently released by CMS could also have implications on provider reimbursement if finalized. For example, on March 18, 2013, CMS published a proposed rule that would allow Medicare Part B payment for hospital inpatient services when a Part A claim is denied because the beneficiary should have been treated as an outpatient, rather than being admitted to the hospital as an inpatient. CMS issued another proposed rule on May 15, 2013 that reduces Medicaid disproportionate share hospital allotments in accordance with healthcare reform provisions. The final rule is scheduled to go into effect October 1, 2013, unless Congress enacts the President’s Budget proposal to delay the Medicaid disproportionate share hospital allotment reductions until fiscal year 2015. On July 19, 2013, in its proposed Medicare Physician Fee Schedule for calendar year 2014, CMS proposed to, among other things, retool certain clinical quality measures in the Physician Quality Reporting System (PQRS) to more accurately assess the quality of care provided by hospital-based physicians who bill for Medicare Part B services. The impact of such modified measures on PQRS-based payment adjustments for hospitalists cannot be determined at this time.

In addition to these proposed regulatory changes affecting government reimbursement for health care services, the current instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers.

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

        The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has begun implementing the modifier through the Medicare Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, as well as all physicians and physician groups starting not later than January 1, 2017. In July 2013, CMS proposed expanding the scope of physicians subject to the value-based payment modifier in calendar year 2016 from physicians in groups of 100 or more eligible professionals, to physicians in groups with at least 10 eligible professionals. Although CMS has considered whether it should develop a value-based payment modifier option for hospital-based physicians, it has decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating data - patient encounters	1,513,000	1,345,000	3,089,000	2,700,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services - physician practice salaries, benefits and other	73.1%	73.2%	73.2%	73.2%
General and administrative	15.9%	15.9%	15.7%	15.7%
Net change in fair value of contingent consideration	(3.6)%	0.3%	(2.1)%	0.2%
Depreciation and amortization	0.9%	0.8%	0.8%	0.7%

Total operating expenses	86.3%	90.2%	87.6%	89.8%

Income from operations	13.7%	9.8%	12.4%	10.2%

Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.0%	0.0%	0.0%	(0.1)%

Income before income taxes	13.7%	9.8%	12.4%	10.1%
Income tax provision	5.3%	3.7%	4.8%	3.8%

Net income	8.4%	6.1%	7.6%	6.3%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our patient encounters for the three months ended June 30, 2013 increased by 168,000 encounters or 12.5% to 1,513,000, compared to 1,345,000 for the same period in the prior year. Net revenue for the three months ended June 30, 2013 was $145.8 million, an increase of $17.3 million, or 13.5%, from $128.5 million for the three months ended June 30, 2012. Of this $17.3 million increase, 72% was attributable to same-market area growth and 28% was attributable to revenue generated from operations in new markets. Same-market encounters increased 7.7%, same-market revenue increased 9.8% and same-market patient revenue per encounter increased 1.3%. The 1.3% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity, partially offset by the sequestration that took effect April 1, 2013. Medicaid parity represents an increase in Medicaid payments up to Medicare reimbursement levels for 2013 and 2014 in accordance with the Patient Protection and Affordable Care Act of 2010, as amended. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $12.6 million or 13.4% to $106.6 million, or 73.1% of net revenue, for the three months ended June 30, 2013 as compared to $94.0 million, or 73.2% of net revenue, for the same period in the prior year. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $9.2 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $3.4 million of the $12.6 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.8 million, or 13.7%, to $23.2 million, or 15.9% of net revenue, for the three months ended June 30, 2013, as compared to $20.4 million, or 15.9% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 14.7 % and 14.6% of revenue for the three months ended June 30, 2013 and 2012, respectively.

The net change in fair value of contingent consideration for acquisitions (“net change in fair value”) was a $5.3 million credit to expense and a $0.4 million increase to expense for the three months ended June 30, 2013 and 2012, respectively. The $5.3 million credit was largely associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing slower than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a certain measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations increased $7.4 million, or 58.6%, to $20.0 million from $12.6 million for the same period in the prior year. Our operating margin was 13.7% and 9.8% for the three months ended June 30, 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for the three months ended June 30, 2013 increased 13.1% to $14.8 million, or an operating margin of 10.1%, compared to income from operations of $13.1 million, or an operating margin of 10.2% for the same period in 2012.

Our effective tax rate for the three months ended June 30, 2013 was 38.3% compared to 37.5% for the three months ended June 30, 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended June 30, 2013 increased to $12.3 million from $7.8 million for the three months ended June 30, 2012, and our net income margin was 8.4% for the three months ended June 30, 2013, as compared to 6.1% for the same period in the prior year. Earnings per share for the three months ended June 30, 2013 was $0.71 diluted earnings per share, compared to $0.46 diluted earnings per share for the same period in 2012. Excluding the net change in fair value, net income for the three months ended June 30, 2013 increased 11.7% to $9.1 million, or $0.53 diluted earnings per share, compared to net income of $8.1 million, or $0.48 diluted earnings per share for the same period in 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our patient encounters for the six months ended June 30, 2013 increased by 389,000 encounters or 14.4% to 3,089,000, compared to 2,700,000 for the same period in the prior year. Net revenue for the six months ended June 30, 2013 was $298.8 million, an increase of $40.5 million, or 15.7%, from $258.3 million for the six months ended June 30, 2012. Of this $40.5 million increase, 75% was attributable to same-market area growth and 25% was attributable to revenue generated from operations in new markets. Same-market encounters increased 9.9%, same-market revenue increased 11.9% and same-market patient revenue per encounter increased 1.6%. The 1.6% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity.

Physician practice salaries, benefits and other expenses increased by $29.5 million or 15.6% to $218.7 million, or 73.2% of net revenue, for the six months ended June 30, 2013 as compared to $189.1 million, or 73.2% of net revenue, for the same period in the prior year. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $22.2 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $7.3 million of the $29.5 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses increased $6.6 million, or 16.2%, to $47.1 million, or 15.7% of net revenue, for the six months ended June 30, 2013, as compared to $40.5 million, or 15.7% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 14.5% of revenue for the six months ended June 30, 2013 and 2012.

The net change in fair value of contingent consideration for acquisitions (“net change in fair value”) was a $6.4 million credit to expense and a $0.5 million increase to expense for the six months ended June 30, 2013 and 2012, respectively. The $6.4 million credit was primarily associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing slower than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations increased $10.9 million, or 41.2%, to $37.2 million from $26.3 million for the same period in the prior year. Our operating margin was 12.4% and 10.2% for the six months ended June 30, 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for the six months ended June 30, 2013 increased 14.8% to $30.8 million, or an operating margin of 10.3%, compared to income from operations of $26.8 million, or an operating margin of 10.4% for the same period in 2012.

Our effective tax rate for the six months ended June 30, 2013 was 38.3% compared to 37.5% for the six months ended June 30, 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the six months ended June 30, 2013 increased to $22.8 million from $16.3 million for the six months ended June 30, 2012, and our net income margin was 7.6% for the six months ended June 30, 2013, as compared to 6.3% for the same period in the prior year. Earnings per share for the six months ended June 30, 2013 was $1.33 diluted earnings per share, compared to $0.97 diluted earnings per share for the same period in 2012. Excluding the net change in fair value, net income for the six months ended June 30, 2013 increased 13.3% to $18.9 million, or $1.10 diluted earnings per share, compared to net income of $16.7 million, or $0.99 diluted earnings per share for the same period in 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $77.6 million in liquidity, which is composed of $7.9 million in cash and cash equivalents and an available line of credit of $69.7 million. During the three months ended June 30, 2013, we repaid $15.0 million of our outstanding revolving line of credit. We had borrowings of $5.0 million from our revolving line of credit outstanding at June 30, 2013, which was subsequently paid off in July 2013.

Net cash provided by operating activities was $20.5 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively. The changes in working capital during the six months ended June 30, 2013 was largely related to an increase in accounts receivable of $9.0 million, a decrease in prepaid expenses and other current assets of $7.0 million, and a decrease in accrued compensation of $1.5 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 54 DSO as of June 30, 2013 as compared to 52 DSO as of December 31, 2012. The increase in DSO is primarily related to the buildup of receivables for Medicaid parity. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $17.5 million for the six months ended June 30, 2013, compared to $30.4 million for the same period in 2012. Cash of $15.3 million was used in the six months ended June 30, 2013 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared to $28.3 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the six months ended June 30, 2013, net cash used in financing activities was $11.4 million, compared to $3.2 million provided by financing activities for the same period in 2012. During the three months ended June 30, 2013, we repaid $15.0 million of our outstanding revolving line of credit.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2013, we had borrowings of $5.0 million and letters of credit of $0.3 million outstanding, and $69.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2013 was 1.0% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2013, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.25% or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $5.0 million bearing an annual interest of 1.0% under our Credit Facility at June 30, 2013. A 1.0% change in interest rate on our borrowings of $5.0 million would result in an impact to income before income taxes of approximately $50,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2013, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of July, 2013.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/S/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document