Form 10-Q
period 2013-09-30
IPC The Hospitalist Company, Inc.
filed 2013-11-01
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of October 28, 2013, there were 16,926,372 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,479	$16,214
Accounts receivable, net	90,367	79,612
Insurance receivable for malpractice claims - current portion	9,721	9,719
Prepaid expenses and other current assets	7,393	17,284

Total current assets	129,960	122,829
Property and equipment, net	6,287	5,763
Goodwill	301,160	240,009
Other intangible assets, net	3,811	2,133
Deferred tax assets, net	250	250
Insurance receivable for malpractice claims - less current portion	17,080	17,074

Total assets	$458,548	$388,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,773	$4,257
Accrued compensation	36,038	28,615
Payable for practice acquisitions	18,660	29,038
Medical malpractice and self-insurance reserves, current portion	10,431	10,350
Deferred tax liabilities	1,506	1,506

Total current liabilities	74,408	73,766
Long-term debt	45,000	20,000
Medical malpractice and self-insurance reserves, less current portion	39,821	37,921

Total liabilities	159,229	131,687
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,900,385 and 16,694,215 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	161,790	150,711
Retained earnings	137,512	105,643

Total stockholders’ equity	299,319	256,371

Total liabilities and stockholders’ equity	$458,548	$388,058

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$149,073	$127,651	$447,917	$385,916
Operating expenses:
Cost of services—physician practice salaries, benefits and other	108,221	93,570	326,873	282,675
General and administrative	24,631	20,689	71,693	61,195
Net change in fair value of contingent consideration	282	(3)	(6,073)	511
Depreciation and amortization	1,148	1,027	3,462	2,848

Total operating expenses	134,282	115,283	395,955	347,229

Income from operations	14,791	12,368	51,962	38,687
Investment income	7	3	12	11
Interest expense	(109)	(78)	(323)	(252)

Income before income taxes	14,689	12,293	51,651	38,446
Income tax provision	5,626	4,501	19,782	14,309

Net income	$9,063	$7,792	$31,869	$24,137

Net income per share:

Basic	$0.54	$0.47	$1.90	$1.46

Diluted	$0.52	$0.46	$1.85	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$31,869	$24,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,462	2,848
Stock-based compensation expense	5,467	4,714
Changes in assets and liabilities:
Accounts receivable	(10,755)	(7,753)
Prepaid expenses and other current assets	9,788	5,111
Accounts payable and accrued liabilities	3,515	(241)
Accrued compensation	7,423	7,797
Medical malpractice and self-insurance reserves, net	1,973	1,969
Accrued contingent consideration	(6,116)	511

Net cash provided by operating activities	46,626	39,093

Investing activities
Acquisitions of physician practices	(68,044)	(33,348)
Purchase of property and equipment	(3,032)	(2,955)

Net cash used in investing activities	(71,076)	(36,303)

Financing activities
Proceeds from long-term debt	45,000	15,000
Repayments of long-term debt	(20,000)	(15,000)
Net proceeds from issuance of common stock	4,062	3,711
Excess tax benefits from stock-based compensation	1,653	983

Net cash provided by financing activities	30,715	4,694

Net increase in cash and cash equivalents	6,265	7,484
Cash and cash equivalents, beginning of period	16,214	17,752

Cash and cash equivalents, end of period	$22,479	$25,236

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$324	$251

Income taxes	$13,579	$14,352

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2013

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

Fair Value of Financial Instruments

Our consolidated balance sheets as of September 30, 2013 and December 31, 2012 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at September 30, 2013 and December 31, 2012. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which is defined as Level 2 input under GAAP on fair value measures.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for more information.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2013	$240,009
Goodwill acquired during 2013	63,210
Adjustment for prior year transactions	(2,059)

Goodwill - ending balance at September 30, 2013	$301,160

The valuation studies related to the practice acquisitions that occurred in the fourth quarter of 2012 were completed in early 2013, and as a result, the related valuations as of the acquisition dates have been reduced by $2,059,000, which is reflected in the above table.

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

	September 30, 2013				December 31, 2012
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$9,721	$9,717	714	10,431	$9,719	$9,846	504	10,350
Long-term Portion	17,080	17,080	22,741	39,821	17,074	17,074	20,847	37,921

Total	$26,801	$26,797	23,455	50,252	$26,793	$26,920	21,351	48,271

Note 2. Business Acquisitions

For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During the nine months ended September 30, 2013, we completed the acquisition of 11 hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for eight of the 11 acquisitions completed during the nine months ended September 30, 2013 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for four acquisitions completed during the three months ended September 30, 2013 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2013, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill – 2013 transactions	$63,210
Other intangible assets	2,616
Fixed assets	15

Total acquired assets – 2013	65,841
Goodwill – adjustment for prior year transactions	(2,059)

63,782

Cash paid for acquisitions:
2013 transactions	(59,905)
Contingent consideration	(7,935)
Other – prior year transactions	(204)

Total cash paid for acquisitions	(68,044)

Change in fair value of contingent consideration:
Net change in fair value of contingent consideration – recognized	(6,073)
Net change in fair value of contingent consideration – paid	(43)

Net change in fair value of contingent consideration	(6,116)

Net change in payable for practice acquisitions	(10,378)
Payable for practice acquisitions, beginning of period	29,038

Payable for practice acquisitions, end of period	$18,660

The 11 hospitalist practices acquired during the nine months ended September 30, 2013 include the hospitalist operations and related assets acquired from Steward Health Care System LLC and its wholly-owned medical group, Steward Medical Group, Inc. (Steward) on September 1, 2013. We acquired the Steward hospitalist operations and related assets located in Massachusetts for a purchase price of $45.0 million. In connection with the Steward acquisition, we recorded goodwill of $42.6 million and identifiable intangible assets of $2.4 million.

The results of operations of the 11 acquired practices are included in our consolidated financial statements from the respective dates of acquisition. The revenue and net income generated from Steward’s operations during September 2013 was approximately $2.0 million and $0.1 million, respectively.

The following unaudited pro forma information presents the consolidated results of operations of our company as if the Steward acquisition had occurred on January 1, 2012 (in thousands except for per share date):

	Nine Months Ended September 30,
	2013	2012
Net revenue	$466,077	$406,478
Net income (1)	$32,839	$25,254

Net income per share (2):
Basic	$1.96	$1.53
Diluted	$1.90	$1.49

Weighted average shares (2):
Basic	16,769,085	16,556,061
Diluted	17,239,296	16,941,768

Effective Tax Rate (1):	38.3%	37.2%

(1)	The comparison of net income per share is affected by the change in the effective tax rate, which was 38.3% for the nine months ended September 30, 2013 as compared with 37.2% for the same period in 2012.
(2)	The comparison of net income is affected by the changes in the numbers of weighted average shares outstanding in each period. The basic and diluted weighted average shares for the nine months ended September 30, 2013 was 16.8 million and 17.2 million, respectively, as compared with 16.6 million and 16.9 million, respectively, for the same period in 2012.

The pro forma results do not necessarily represent results which would have occurred if the Steward acquisition had taken place at the beginning of 2012, nor are they indicative of the results of future operations.

Note 3. Fair Value Measurement

Some of our liabilities are measured and recorded at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Quoted Price In Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)	Total Balance
Accrued contingent consideration (included in payable for practice acquisitions)	$0	$0	$18,660	$18,660

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2013 (in thousands):

Accrued contingent consideration	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$19,102	$28,834
Addition through acquisition transactions	2,438	5,936
Adjustment for prior year transactions	0	(2,059)
Change in fair value recognized	282	(6,073)
Change in fair value paid	(43)	(43)
Payments	(3,119)	(7,935)

Ending balance	$18,660	$18,660

The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.5%, and 100% probability of achieving the estimated projected earnings.

The change in fair value of contingent consideration for acquisitions was an increase to expense of $0.3 million and a credit to expense of $6.1 million, respectively, for the three and nine months ended September 30, 2013. The credit to expense of $6.1 million was largely associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing at a slower pace than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense. Because our accrued contingent consideration is generally based on a certain multiple of earnings of the acquired practices during a specified measurement period, a moderate change in such projected earnings may result in a material change to the fair value of such contingent consideration liability with a corresponding adjustment to income from operations. We reassess our projected earnings and the related fair value of our accrued contingent consideration for practice acquisitions on a quarterly basis.

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2013, we had long-term borrowings of $45.0 million and letters of credit of $0.3 million outstanding, and $29.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2013 was 0.9375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2013, we were in compliance with such financial covenants and restrictions.

Subsequent to September 30, 2013, we executed an amendment to our Credit Facility. The amended Credit Facility increased our liquidity by $50.0 million. See Note 9 for a detailed disclosure of this amendment.

Note 5. Income Taxes

Following are the income tax provisions and effective tax rates for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax provision	$5,626	$4,501	$19,782	$14,309

Effective tax rate	38.3%	36.6%	38.3%	37.2%

The increase in the effective tax rate during 2013 as compared with the same period of 2012 was primarily related to a change in state tax laws in November 2012. The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2013, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2008 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2007 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. The Company is currently subject to one U.S. federal tax examination and one state tax examination for the tax year of 2011 and 2009, respectively. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 6. Stock-Based Compensation

At September 30, 2013, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock are available for issuance and no new awards will be issued under any previous equity participation plans. As of September 30, 2013, there were 1,134,441 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the nine months ended September 30, 2013 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$1,869	$1,626	$5,467	$4,714

As of September 30, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-average Remaining Contractual Term
		(Years)
Stock option	$5,164	6.34

Restricted/Performance stock	$5,637	1.53

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine months ended September 30,
	2013	2012
Risk-free interest rate	0.67%	1.21%
Expected volatility	40.07%	39.86%
Expected option life (in years)	4.40	6.16
Expected dividend yield	0.00%	0.00%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is based on historical volatility levels of our public company peer group and the volatility of our stock price. The expected option life of each award granted was calculated using the “simplified method” in accordance with GAAP.

The grant date fair value of each restricted stock award or performance stock award is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market.

The following table summarizes the stock option activities in our Equity Plan during the nine months ended September 30, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2012	1,630,921	$28.36			$11.95
Changes during period:
Granted	45,823	41.82			14.04
Exercised	(176,847)	17.96			7.63
Cancelled	(3,668)	38.19			15.55
Expired	(876)	0.86			0.17

Options outstanding as of September 30, 2013	1,495,353	$30.00	6.34	$31,421	$12.52

Options exercisable as of September 30, 2013	1,163,053	$27.08	5.98	$27,829	$11.38

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the nine months ended September 30, 2013.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2012	101,940			$38.03
Changes during period:
Granted	126,012			42.05
Released	(11,201)			39.75
Forfeited	(1,000)			42.12

Restricted/performance stock awards outstanding as of September 30, 2013	215,751	1.53	$9,504	$40.27

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income	$9,063	$7,792	$31,869	$24,137

Weighted average number of common shares outstanding	16,839,069	16,616,866	16,769,085	16,556,061

Basic net income per share	$0.54	$0.47	$1.90	$1.46

Diluted:
Net income	$9,063	$7,792	$31,869	$24,137

Weighted average number of common shares outstanding	16,839,069	16,616,866	16,769,085	16,556,061
Weighted average number of dilutive common shares equivalents	529,357	443,982	470,211	385,707

Common shares and common share equivalents	17,368,426	17,060,848	17,239,296	16,941,768

Diluted net income per share	$0.52	$0.46	$1.85	$1.42

Stock options of 35,000 and 332,000 outstanding at September 30, 2013 were excluded from our diluted computation for the three and nine months ended September 30, 2013, respectively, because their exercise price was above market or they were anti-dilutive under the treasury stock method.

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

Note 9. Subsequent Events

Subsequent to September 30, 2013, we acquired two hospitalist physician practices and signed a definitive purchase agreement to acquire the post-acute hospitalist practice of Park Avenue Medical Associates, P.C., and its related companies (Park Avenue). Subject to completion of due diligence and other customary closing conditions, the Park Avenue acquisition is expected to close in December 2013 and will enable us to enter into a new market in the New York metropolitan area, as well as expand our existing operations in Connecticut and Massachusetts.

On October 23, 2013, we executed an amendment to our Credit Facility, which provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date.

The amended Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default.

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

Business Acquisitions

During the nine months ended September 30, 2013, we acquired 11 hospitalist physician practices for a total estimated purchase price of $65,841,000. In connection with these acquisitions, we recorded property and equipment of $15,000, goodwill of $63,210,000 and identifiable intangible assets of $2,616,000. Total transaction costs of $300,000 for our acquisition activities during the nine months ended September 30, 2013 were expensed as incurred.

In connection with these 11 acquisitions, we recorded liabilities of $5,936,000 representing the fair value of future contingent considerations to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for four acquisitions completed during the three months ended September 30, 2013 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Subsequent to September 30, 2013, we acquired two hospitalist physician practices and signed a definitive purchase agreement to acquire the post-acute hospitalist practice of Park Avenue Medical Associates, P.C., and its related companies (Park Avenue). Subject to completion of due diligence and other customary closing conditions, the Park Avenue acquisition is expected to close in December 2013 and will enable us to enter into a new market in the New York metropolitan area, as well as expand our existing operations in Connecticut and Massachusetts.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2013, the Medicare update resulted in a slight increase in our net patient revenue per encounter. On July 19, 2013, the Centers for Medicare and Medicaid Services (CMS) published its proposed Medicare Physician Fee Schedule for calendar year 2014. We are currently evaluating the impact of this proposed Medicare Physician Fee Schedule on our financial position, results of operations and cash flows.

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

The SGR payment update for 2013 would have been a cut of 26.5 percent; however, the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, delayed the implementation of the negative SGR payment update until January 1, 2014. In March 2013, CMS estimated a negative 24.4 percent update under the statutory SGR formula for calendar year 2014. The actual values used to compute physician payments for calendar year 2014 are scheduled to be published by November 1, 2013. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. On July 31, 2013, the House Energy and Commerce Committee approved a proposal to replace the SGR with a quality measure system, but House lawmakers have yet to formally adopt the proposal.

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

Several proposed rules recently released by CMS could also have implications on provider reimbursement if finalized. For example, on March 18, 2013, CMS published a proposed rule that would allow Medicare Part B payment for hospital inpatient services when a Part A claim is denied because the beneficiary should have been treated as an outpatient, rather than being admitted to the hospital as an inpatient. Concurrently with this proposed rule, CMS issued an interim rule to address this issue until CMS can finalize the policy. On July 19, 2013, in its proposed Medicare Physician Fee Schedule for calendar year 2014, CMS proposed to, among other things, retool certain clinical quality measures in the Physician Quality Reporting System (PQRS) to more accurately assess the quality of care provided by hospital-based physicians who bill for Medicare Part B services. The impact of such modified measures on PQRS-based payment adjustments for hospitalists cannot be determined at this time.

In addition to these proposed regulatory changes affecting government reimbursement for health care services, the current instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our

Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance starting in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the U.S. Department of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating data – patient encounters	1,509,000	1,349,000	4,598,000	4,049,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.6%	73.3%	73.0%	73.2%
General and administrative	16.5%	16.2%	16.0%	15.9%
Net change in fair value of contingent consideration	0.2%	0.0%	(1.4)%	0.1%
Depreciation and amortization	0.8%	0.8%	0.8%	0.8%

Total operating expenses	90.1%	90.3%	88.4%	90.0%

Income from operations	9.9%	9.7%	11.6%	10.0%

Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.0%	(0.1)%	(0.1)%	0.0%

Income before income taxes	9.9%	9.6%	11.5%	10.0%
Income tax provision	3.8%	3.5%	4.4%	3.7%

Net income	6.1%	6.1%	7.1%	6.3%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Our patient encounters for the three months ended September 30, 2013 increased by 160,000 encounters or 11.9% to 1,509,000, compared with 1,349,000 for the same period in the prior year. Net revenue for the three months ended September 30, 2013 was $149.1 million, an increase of $21.4 million, or 16.8%, from $127.7 million for the same period in the prior year. Of this $21.4 million increase, 76% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 24% was attributable to revenue generated from operations in new markets. Same-market revenue increased 12.8%, same-market encounters increased 6.9% and same-market patient revenue per encounter increased 1.8%. The 1.8% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity. The remaining increase in same-market revenue was attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and a true-up to previously estimated parity rates. Meaningful use is the set of standards defined by the Centers for Medicare & Medicaid Services Incentive Programs that governs the use of electronic health records and allows eligible providers and hospitals to earn incentive payments by meeting specific criteria. Medicaid parity represents an increase in Medicaid payments up to Medicare reimbursement levels for 2013 and 2014 in accordance with the Patient Protection and Affordable Care Act of 2010, as amended. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $14.6 million or 15.7% to $108.2 million, or 72.6% of net revenue, for the three months ended September 30, 2013 as compared with $93.6 million, or 73.3% of net revenue, for the same period in the prior year. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $10.8 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $3.8 million of the $14.6 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.9 million, or 19.1%, to $24.6 million, or 16.5% of net revenue, for the three months ended September 30, 2013, as compared with

$20.7 million, or 16.2% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 15.3 % and 14.9% of revenue for the three months ended September 30, 2013 and 2012, respectively.

The net change in fair value of contingent consideration for acquisitions (“net change in fair value”) was a $282,000 increase to expense and a $3,000 credit to expense for the three months ended September 30, 2013 and 2012, respectively.

Income from operations increased $2.4 million, or 19.6%, to $14.8 million from $12.4 million for the same period in the prior year. Our operating margin was 9.9% and 9.7% for the three months ended September 30, 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for the three months ended September 30, 2013 increased 21.9% to $15.1 million, or an operating margin of 10.1%, compared with income from operations of $12.4 million, or an operating margin of 9.7% for the same period in 2012.

Our effective tax rate for the three months ended September 30, 2013 was 38.3% compared with 36.6% for the three months ended September 30, 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended September 30, 2013 increased 16.3% to $9.1 million from $7.8 million for the three months ended September 30, 2012, and our net income margin was 6.1% for both the three months ended September 30, 2013 and 2012. Diluted earnings per share for the three months ended September 30, 2013 was $0.52, compared with $0.46 for the same period in 2012. Excluding the net change in fair value, net income for the three months ended September 30, 2013 increased 18.6% to $9.2 million, or $0.53 diluted earnings per share, compared with net income of $7.8 million, or $0.46 diluted earnings per share for the same period in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Our patient encounters for the nine months ended September 30, 2013 increased by 549,000 encounters or 13.6% to 4,598,000, compared with 4,049,000 for the same period in the prior year. Net revenue for the nine months ended September 30, 2013 was $447.9 million, an increase of $62.0 million, or 16.1%, from $385.9 million for the same period in the prior year. Of this $62.0 million increase, 75% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 25% was attributable to revenue generated from operations in new markets. Same-market revenue increased 12.2%, same-market encounters increased 8.9% and same-market patient revenue per encounter increased 1.4%. The 1.4% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity. The remaining increase in same-market revenue was attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and a true-up to previously estimated parity rates.

Physician practice salaries, benefits and other expenses increased by $44.2 million or 15.6% to $326.9 million, or 73.0% of net revenue, for the nine months ended September 30, 2013 as compared with $282.7 million, or 73.2% of net revenue, for the same period in the prior year. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $33.0 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $11.2 million of the $44.2 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses increased $10.5 million, or 17.2%, to $71.7 million, or 16.0% of net revenue, for the nine months ended September 30, 2013, as compared with $61.2 million, or 15.9% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 14.8% and 14.6% of revenue for the nine months ended September 30, 2013 and 2012, respectively.

The net change in fair value of contingent consideration for acquisitions (“net change in fair value”) was a $6.1 million credit to expense and a $0.5 million increase to expense for the nine months ended September 30, 2013 and 2012, respectively. The $6.1 million credit to expense was primarily associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing slower than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations increased $13.3 million, or 34.3%, to $52.0 million from $38.7 million for the same period in the prior year. Our operating margin was 11.6% and 10.0% for the nine months ended September 30, 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for the nine months ended September 30, 2013 increased 17.1% to $45.9 million, or an operating margin of 10.2%, compared with income from operations of $39.2 million, or an operating margin of 10.2% for the same period in 2012.

Our effective tax rate for the nine months ended September 30, 2013 was 38.3% compared with 37.2% for the nine months ended September 30, 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the nine months ended September 30, 2013 increased 32.0% to $31.9 million from $24.1 million for the nine months ended September 30, 2012, and our net income margin was 7.1% for the nine months ended September 30, 2013, as compared with 6.3% for the same period in the prior year. Diluted earnings per share for the nine months ended September 30, 2013 was $1.85, compared with $1.42 for the same period in 2012. Excluding the net change in fair value, net income for the nine months ended September 30, 2013 increased 15.0% to $28.1 million, or $1.63 diluted earnings per share, compared with net income of $24.5 million, or $1.44 diluted earnings per share for the same period in 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $52.2 million in liquidity, which is composed of $22.5 million in cash and cash equivalents and an available line of credit of $29.7 million. We had borrowings of $45.0 million from our revolving line of credit outstanding at September 30, 2013, which was used to fund our practice acquisitions.

Net cash provided by operating activities was $46.6 million and $39.1 million for the nine months ended September 30, 2013 and 2012, respectively. The changes in working capital during the nine months ended September 30, 2013 was largely related to an increase in accounts receivable of $10.8 million, a decrease in prepaid expenses and other current assets of $9.8 million, an increase in accounts payable and accrued liabilities of $3.5 million and an increase in accrued compensation of $7.4 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 54 DSO as of September 30, 2013 as compared with 52 DSO as of December 31, 2012. The increase in DSO is primarily related to the buildup of receivables for Medicaid parity. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $71.1 million for the nine months ended September 30, 2013, compared with $36.3 million for the same period in 2012. Cash of $68.0 million was used in the nine months ended September 30, 2013 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared with $33.3 million in the same period of the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the nine months ended September 30, 2013, net cash provided by financing activities was $30.7 million, compared with $4.7 million for the same period in 2012. From March through July 2013, we repaid $20.0 million of our outstanding revolving line of credit. In August 2013, we borrowed $45.0 million to fund our practice acquisitions.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $75.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2013, we had borrowings of $45.0 million and letters of credit of $0.3 million outstanding, and $29.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.25%, or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2013 was 0.9375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2013, we were in compliance with such financial covenants and restrictions.

Subsequent to September 30, 2013, we executed an amendment to our Credit Facility. The amended Credit Facility increased our liquidity by $50.0 million. See Note 9 to the accompanying financial statements for a detailed disclosure of this amendment.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.25% or the lender’s prime rate plus 0% to 0.25%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $45.0 million bearing an annual interest of 0.9375% under our Credit Facility at September 30, 2013. A 1.0% change in interest rate on our borrowings of $45.0 million would result in an impact to income before income taxes of approximately $450,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2013, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of November, 2013.

IPC THE HOSPITALIST COMPANY, INC.

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/S/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws.

10.1	Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC.

10.2	First Amendment, dated as of August 29, 2013, to that certain Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document