Form 10-K
period 2013-12-31
IPC The Hospitalist Company, Inc.
filed 2014-02-26
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $845,743,528, computed by reference to the closing price on the NASDAQ Global Select Market of $51.36 per share of Common Stock on June 30, 2013. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 17, 2014, there were 17,062,161 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

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

Company Overview

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, delivered in acute care hospitals as well as in the post-acute setting, and is focused on providing, managing and coordinating the care of inpatients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2013, our over 1,760 affiliated hospitalists, including physicians, nurse practitioners and physician assistants (collectively “affiliated hospitalists”) provide hospitalist solutions at over 410 hospitals and 1,100 other inpatient and post-acute care facilities primarily in 26 states. We have had approximately 16.5 million patient encounters since the beginning of 2011. Collectively, our affiliated hospitalists work with more than 39,000 referring physicians and 3,600 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with the success of hospitalist medicine.

We began operating our first physician practice in 1998. Since that time we have increased the number of practice groups to over 295 as of December 31, 2013. In the three years ending December 31, 2013, we have acquired 47 practice groups. We successfully integrated these acquisitions into IPC and onto our proprietary technology-based practice management system known as IPC-Link®. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 730 other physicians and non-physician providers and contract with over 95 independent contractors, who provide episodic care as needed.

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

According to the Society of Hospitalist Medicine (SHM), the number of hospitalists has grown over the past decade from a few hundred to more than 40,000 at the end of 2013, making it one of the fastest-growing medical specialties in the United States. The SHM also reports that hospitalists now have a presence at a majority of hospitals nationwide.

We believe the growing demand for hospitalists is primarily driven by six significant changes in the healthcare delivery system:

•	The primary care physician’s role in hospital care is decreasing due to the increasingly specialized nature of hospital care, the demands of treating higher acuity patients in an outpatient setting and the desire to reduce on-call obligations;

•	Hospitals and post-acute care facilities have a greater need for consistent on-site physician availability, due to the need to admit patients from the emergency room, the increasing severity of illness required to justify hospital admissions, the need to reduce avoidable re-hospitalizations and external pressures to decrease the length of inpatient stays;

•	Specialists have an increased desire to limit the scope of their practice to their own medical specialty;

•	National residency accreditation organizations have established limitations on the number of hours that resident physicians in training may practice;

•	Health plans are seeking alternative mechanisms to appropriately control the substantial increase in inpatient expenditures; and

•	There is a growing interest in providing a coordinated continuum of care for patients that move between different types of facilities to improve quality of patient care, improve patient satisfaction and to reduce costs over an entire episode of care.

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for inpatient facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2013 we employ or currently affiliate with 1,765 hospitalists, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist services. To enhance the efficiency of these operations, we offer our affiliated hospitalists specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.

We generate approximately 93% of our net revenues through our affiliated hospitalists’ patient encounters at hospitals and other inpatient and post-acute care facilities. Patients are referred to our affiliated hospitalists through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues is substantially comprised of contracts with hospitals and other inpatient facilities to provide hospitalist services.

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

Patients

Patients frequently experience medical conditions at unpredictable times and may require admission to a hospital or other inpatient facility when their primary care physician is unavailable or patients may not have a primary care physician. The quality or the perception of the care received by the patient may suffer as a result of the limited availability of dedicated physicians in the inpatient setting to answer patient questions and provide continuity throughout the inpatient experience. Uncoordinated communication between healthcare providers, patients and family members often negatively affects the inpatient experience and may also impact patient outcomes.

In addition to providing medical services, our affiliated hospitalists are trained to serve as team leaders in coordinating inpatient care and providing a consistent, single point of contact for patients, family members, facility administrators and medical professionals. Our affiliated hospitalists facilitate the communication of patient information in the inpatient setting and, after the patient is discharged, often assist with the transition to outpatient or other post-hospital care by communicating with the outpatient physician provider. In the event a patient does not have a primary care physician, our hospitalists refer the patient to physicians or clinics in the area.

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

Our affiliated hospitalists provide alternative sites of inpatient care in the post-acute setting with consistent on-site physician availability and experience. We believe this benefits inpatient care in post-acute care facilities by providing a single point of contact and regular communication with other healthcare constituents outside the site of care. Our hospitalists in both post-acute and acute care facilities may coordinate patient care with each other, thereby providing a continuum of care which improves quality of care while enhancing the patient experience. By coordinating inpatient care at such facilities, we believe our affiliated hospitalists manage the appropriate utilization of patient care to the benefit of both the facility and the patients.

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

Training. We have developed extensive training programs and tools for our newly hired hospitalists and our existing affiliated hospitalists. Our newly hired hospitalists are required to enroll in our comprehensive new hire training program prior to treating patients. The new hire training program emphasizes the role of the hospitalist in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist practices. Newly hired hospitalists are also paired with experienced local hospitalists as part of the new-hire training program. We provide continuing medical education programs for our existing affiliated hospitalists that are designed to enhance the skills of our affiliated hospitalists in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated hospitalists to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated hospitalists to compare and benchmark performance metrics. This information provides positive feedback to our affiliated hospitalists when strong performance is achieved and helps to identify specific areas for improvement.

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

Our Operating Structure

We are a national hospitalist group practice consisting of over 295 local practice groups operating in 34 different regions as of December 31, 2013. The practice groups within each region generally consist of all of our affiliated hospitalists that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.

Operational Management Teams. Our 34 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit hospitalists, managing hospital and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.

Clinical Leadership. Each practice group has a practice group leader who is involved in the management of the practice group, including staffing and scheduling, monitoring quality of care and financial performance, and new clinical programs. Each practice group leader is a practicing hospitalist and is part of a regional council that advises the region’s executive director, contributes to clinical leadership for the region, and engages in the planning process for the region. Each regional council appoints a representative to serve on our national advisory board, which advises our chief medical officer. We also support the regional and local clinical leadership structure with our corporate medical affairs department, which monitors company-wide clinical performance and benchmarks, develops programs and coordinates our clinical research activities. In July 2010, we launched a

Fellowship Program in Hospitalist Leadership in partnership with the University of California, San Francisco Division of Hospital Medicine and its Center for the Health Professions. We believe this program represents the most advanced and effective clinical leadership program available in hospitalist medicine today.

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

Our affiliated hospitalists use IPC-Link® to record each patient encounter and are directly responsible for entering data into the system to reduce chances for error or misinterpretation by a nurse or assistant. Our system audits the billing information entered by our affiliated hospitalists for completeness and accuracy and creates an electronic billing file for automated submission to payors. IPC-Link® is distinctive in its ability to capture the results of each clinician-patient encounter and organize these results into a searchable database.

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

Contracts with Inpatient Facilities

Our affiliated hospitalists, in general, provide services in any inpatient facility where they have credentials, called privileges, regardless of whether we have entered into a contract with the inpatient facility. When we contract with hospitals and other inpatient facilities, we typically provide various professional services, including supporting the emergency department, assisting in bed allocation, planning patient discharge, coordinating with ancillary departments, cooperating with facility management, developing facility policies and procedures, training facility personnel and developing call schedules. We believe our facility contracts benefit the inpatient facility by establishing a stable and consistent provider of hospitalist services to that facility, while we benefit by having our affiliated hospitalists obtain the opportunity to provide patient care services to patients admitted through the emergency department who do not have a primary care physician available to care for them, expanding the base of the referral relationships within the facility and strengthening our contractual revenue base. In these contracted facilities, billings to third-party payors for direct patient care constitute the most significant source of our revenue.

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

Companies in other segments of the healthcare industry, such as emergency department service companies, also provide hospitalist services. Competitors of this nature on a national basis include companies such as Team Health and Envision, each of which may have greater financial and other resources available to them, affording them greater access to physicians as well as potential customers.

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

Geographic Coverage

We provide services primarily in the following 26 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia, and Washington. During 2013, approximately 59 % of our net revenue was generated by operations in Arizona, Florida, Michigan, Missouri and Texas. In particular, Florida and Texas accounted for approximately 33% of our net revenue for 2013. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the states in which we currently operate.

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

Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. In December 2013, we renewed our annual professional liability insurance policy for 2014, effective January 1, 2014, under the same terms as our 2013 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2014 policy at acceptable costs and on favorable terms upon its expiration.

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

Employees

The following is an approximate break-down of the affiliated hospitalists and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2013 and 2012:

Job Classification	2013	2012
Employed physicians	1,257	1,096
Nurse practitioners and physician assistants	508	322
Independent contracted physicians	97	213
Non-clinical employees	907	750

Total	2,769	2,381

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 730 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees and independent contractors.

Legal Proceedings

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

Based upon our review of pending actions and proceedings, we believe that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. We have cooperated with the government’s investigation and continue to have discussions with the federal government regarding its investigation and the related case.

It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including OIG, the DOJ, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business. A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

False Claims Acts

The federal civil False Claims Act imposes civil liability on an individual or entity that knowingly submits false or fraudulent claims to the federal government for payment or makes false statements material to a false or fraudulent claim. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record material to a false claim. Private parties may initiate qui tam whistleblower lawsuits against a person or an entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (e.g., Medicaid). By way of illustration, these prosecutions may be based upon alleged patterns of improper coding, billing for services not rendered, billing services at a higher payment rate than appropriate, billing for care that is not considered medically necessary, and billing for services performed in violation of other laws, such as the federal Anti-Kickback Statute (Anti-Kickback Statute). Pursuant to the Fraud Enforcement and Recovery Act of 2009, the False Claims Act applies even to requests for payment submitted to non-government intermediaries which administer or otherwise coordinate payments for Medicare, Medicaid or other healthcare programs. Further, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) established that a claim arising out of a violation of the Anti-Kickback Statute may be a false claim for purposes of the False Claims Act. ACA also created an affirmative obligation to return an identified Medicare or Medicaid overpayment to the government within the later of 60 days of identification or the date any corresponding cost report was due, if applicable, and provided that failure to do so may constitute a false claim for purpose of the False Claims Act.

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

Most states have enacted false claims acts that are similar to the federal False Claims Act, as Section 6031 of the Deficit Reduction Act of 2005 (DRA) amended the federal law to encourage the enactment of these types of statutes. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The number of state-initiated false claims enforcement actions has increased since the passage of the DRA. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 32 states and the District of Columbia have some form of a state false claims act, 28 of which the OIG has reviewed as of January 2014. We operate in 26 states, of which the following 22 states have some form of a state false claims act: California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia and Washington.

Federal and State Anti-Kickback Statutes

The federal Anti-Kickback Statute (Anti-Kickback Statute) is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or in part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. ACA amended the Anti-Kickback Statute to make it clear that a person need not have actual knowledge of the Anti-Kickback Statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes made by the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute may serve as the basis for a false claim for purposes of the False Claims Act.

Due to the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may apply regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law (Stark Law), also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare program: inpatient and outpatient hospital services; clinical laboratory services; radiology and certain other imaging services; physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and enteral nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. When the Stark Law applies to a referral, compliance with all elements of an applicable Stark Law exception is necessary in order to avoid violation of the statute.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation, assessments up to three times the amount of each claim for Medicare reimbursement knowingly made for services ordered in violation of the statute, and possible exclusion from future participation in governmental healthcare programs. A physician or an entity that engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Knowing submission of a claim in violation of the Stark Law may also result in a False Claims Act allegation.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy standards contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by “HIPAA covered entities,” which include entities like our affiliated hospitalists and practice groups. For example, the privacy standards give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities must provide a written Notice of Privacy Practices (NPPs) to individuals that describes how the entity uses and discloses PHI and how individuals may exercise their rights with respect to their PHI. Further, for most uses and disclosures of PHI other than for treatment, payment, healthcare operations, and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure.

In addition to the privacy requirements, there are also HIPAA security standards that require HIPAA covered entities to implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of electronic PHI. HIPAA also implemented transaction standards that dictate the use of standard transaction formats, code sets and standard identifiers in connection with certain electronic healthcare transactions between health plans and healthcare providers, including activities associated with the billing and collection of healthcare claims.

The American Recovery and Reinvestment Act, enacted on February 17, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation and regulations significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations are directly applicable to “HIPAA business associates,” which are persons or entities that create, receive, maintain, or transmit PHI to perform a function on behalf of, or provide a service to, a covered entity. IPC qualifies as a HIPAA business associate when we work on behalf of our practice groups by providing management and consulting services involving the disclosure, use of and access to PHI. In addition, some of our practice groups perform administrative services for hospitals and other covered entities, such as medical directorship and utilization review services. These administrative services entail the disclosure, use of and access to PHI. In performing these administrative services, each of our practice groups qualifies as a business associate of the applicable covered entity.

On January 17, 2013, the Office for Civil Rights (“OCR”) of HHS released an omnibus final rule (Final Rule) which made significant changes to the privacy standards, security standards, and the breach notification regulations. The provisions of the Final Rule went into effect on March 26, 2013, but covered entities and business associates generally had until September 23, 2013 to comply with its provisions. Additionally, transition provisions related to business associate agreements grant covered entities and business associates a longer period to comply with the provisions of the Final Rule requiring amendment of business associate agreements if certain conditions apply. If such conditions are met, the business associate agreement will be deemed compliant until the earlier of the date that such agreement is renewed or modified after September 23, 2013, or September 22, 2014.

The Final Rule also adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided under HITECH, originally published as an interim final rule on October 30, 2009. Most of the provisions of the Final Rule related to enforcement became effective on March 26, 2013, except as specifically provided in the Final Rule.

Among other important provisions, the Final Rule makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. Business associates are also liable for the HIPAA violations of their subcontractors that act as agents of the business associate and are required to enter into business associate agreements with subcontractors for services involving access to PHI. The Final Rule also expands the rights of individuals to receive electronic copies of their health information and modifies the content of NPPs in significant ways (e.g., requiring statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket). Further, the Final Rule greatly expands the types of product- and service-related communications to patients or enrollees that require individual authorizations by requiring individual authorization for all treatment and health care operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third party whose product or service is being described, subject to certain limited exceptions (e.g., refill reminders when certain criteria are met). We will likely incur additional costs for system updates, training, and other resources required to implement these and other changes required by the Final Rule.

Further, the Final Rule supplants the previously issued Interim Final Breach Notification Rule and, among other changes, replaces the “harm” threshold under the Interim Final Breach Notification Rule in favor of what OCR describes as a more objective test to determine whether a breach of unsecured PHI is reportable under the law. Under the Final Rule, in the event of a breach of unsecured PHI and in addition to reasonable remediation, covered entities and business associates must demonstrate and document that there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. If a reportable breach occurs, the affected individual(s), HHS, and, in some cases, the media must be notified. Notably, in December 2013, a covered entity entered into a settlement agreement with HHS for allegedly failing to have sufficient policies and procedures in place to address the breach notification provisions in the HITECH Act—the first HHS settlement involving this specific type of alleged HIPAA violation. In light of this increased regulation and enforcement activity, we have taken steps to reduce the amount of unsecured PHI we handle and retain.

Final regulations governing the accounting of disclosures are forthcoming. The proposed rule, if finalized, would require covered entities to develop systems to monitor and record (1) which of their employees and business associates access an individual’s electronic PHI contained in a designated record set, (2) the time and date access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.

Violations of HIPAA are punishable by civil and criminal penalties. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for all violations of an identical requirement or prohibition. Criminal penalties of up to $250,000 and ten years’ imprisonment may also be imposed for certain knowing violations of HIPAA.

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

Electronic Health Records

HITECH also enacted requirements related to the use of certified Electronic Health Records (EHRs), including incentive payments for early adoption and use of EHR (Medicare and Medicaid EHR Incentive Programs). In the 2014 Medicare Physician Fee Schedule Final Rule, CMS finalized its proposal to require eligible professionals who seek to report clinical quality measures (CQMs) electronically under the Medicare EHR Incentive Program to use the most recent version of the electronic specifications for the CQMs and have certified EHR technology that is tested to the most recent version of the electronic specifications for the CQMs. CMS also created two additional options for eligible professionals to report CQMs for calendar year 2014: (i) a clinical data registry option, and (ii) a group reporting option.

Beginning in 2015, Medicare will reduce payments to eligible professionals (EP) and facilities that do not meet an exception (such as the hospital-based EP or hardship exceptions) and are not in compliance with the EHR use requirements. Except for a few instances, our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate.

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health-care data, multiple other federal and state laws regulate the use and disclosure of consumers’ financial information (Personal Information). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other accountable state agency. As with HIPAA, enforcement of laws protecting financial and other consumer information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which we currently operate, we believe that at least the following 16 states prohibit the corporate practice of medicine to varying extents: California, Colorado, Georgia, Idaho, Illinois, Kansas, Massachusetts, Michigan, Nevada, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Washington.

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

Affordable Care Act

In March 2010, the ACA was enacted. The ACA reflects sweeping legislation that, once fully implemented, may have a significant impact on our health-care system generally, and the operations of our business. The ACA establishes Accountable Care Organizations which provide for financial rewards for complying with designated quality performance criteria, establishes a Center for Medicare and Medicaid Innovations to test innovative payment and service delivery models, potentially increases the number of insured individuals, increases enforcement penalties, and gives the federal government increasingly powerful tools to investigate and suspend or recoup funds and overpayments.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any health-care benefit program. As defined in this provision of Title 18, a “health-care benefit program” can be either a government or private payor plan. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. ACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters provision prohibits, in any matter involving a health-care benefit plan, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both.

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health-care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit services provided to Medicare or Medicaid program beneficiaries.

Other State Healthcare Compliance Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. In some cases, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since we perform services at hospitals and other types of healthcare facilities, we may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, federal health-care program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional Licensing Requirements

Our affiliated hospitalists must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including loss of licensure, and could possibly subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

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

Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates established under the Medicare Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. The current Medicare Physician Fee Schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in every year since 2002, the reoccurrence of which we cannot predict. Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results—Rate Changes by Government Sponsored Programs.”

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has extended the work GPCI floor several times, most recently in the Bipartisan Budget Act of 2013, which blocks the GPCI payment adjustment until April 1, 2014, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended sequestration for Medicare for another two years, through 2023.

In fact, the situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on

January 17, 2014 and funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

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

Our future revenue could also be negatively impacted by Medicare e-prescribing requirements for physicians and non-physician practitioners who meet certain threshold requirements and who have not submitted e-prescribing services codes at designated levels. Although the majority of our physicians provide services which are hospital-based, some provide care in other post-acute care facilities, which may trigger these provisions. In the 2014 Medicare Physician Fee Schedule Final Rule, CMS stated that it will retire the Part D e-prescribing standards contained in the National Council for Prescription Drug Programs (NCPDP) Formulary and Benefit Standard 1.0, effective February 28, 2015, and will subsequently adopt the NCPDP Formulary and Benefit Standard 3.0, effective March 1, 2015. Use of e-prescribing remains voluntary for prescribers and dispensers, but if e-prescribing is implemented, all applicable standards must be met. To meet these requirements, we may be required to invest in technologies and other resources, or accept reduced payments for services.

Similarly, other changes to the Medicare program may require IPC to make investments to receive maximum Medicare reimbursement for its services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System, primary care bonus payments for eligible providers, the Hospital Value-Based Purchasing Program, the Hospital Readmissions Reduction Program, Payment Adjustments for Hospital Acquired Conditions, Physician Value-Based Purchasing, and electronic health record adoption incentives.

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

Under ACA, the Centers for Medicare and Medicaid Services (CMS) will require compliance plans as a condition of enrollment for providers and suppliers in the Medicare, Medicaid and Children’s Health Insurance programs. CMS has not yet issued final regulations indicating how it will implement this provision of the statute. When final regulations are issued, we may be required to revise our compliance program to meet these new requirements for mandatory programs, and our affiliated hospitalists and other practitioners may be subject to new compliance requirements at the locations where they perform services.

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

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

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and HITECH limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes , that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse , and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

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

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. We have cooperated with the government’s investigation and continue to have discussions with the federal government regarding its investigation and the related case.

It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Our IPC-Link ® platform relies heavily on the electronic exchange of PHI. Therefore, new privacy or security laws, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors. In addition, compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur, especially with IPC-Link®. If any non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or even criminal sanctions.

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

While all of our affiliated hospitalists have completed residencies in the United States, as of December 31, 2013, approximately 8% of our employed hospitalists were not U.S. citizens. The ability of these affiliated hospitalists to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit hospitalists. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire hospitalists in a timely manner.

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

In connection with our acquisition of physician practices, we have an established liability of $40.7 million as of December 31, 2013 representing our estimate of the fair value of contingent consideration to be paid. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices may have an adverse effect on our consolidated results of operations.

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

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on the SGR. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict. Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future.

Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the GPCI. If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the Bipartisan Budget Act of 2013, which blocks the GPCI payment adjustment until April 1, 2014. However, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA did, however, provide that the Medicare cuts to providers would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, with cuts going into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended the two percent sequestration for Medicare for another two years, through 2023.

In fact, the situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

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

There are other companies and individuals currently providing hospitalist services. We compete directly with national, regional and local providers of inpatient healthcare, and other companies could enter the market in the future and divert some or all of our business. On a national basis our competitors include Team Health and Envision, each of which may have greater financial and other resources available to them. We also compete with hospitalist groups and privately-owned hospitalist companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, some of which have greater financial, marketing and staffing resources, may become competitors in providing hospitalist services and this competition may have a material adverse effect on our business operations and financial position.

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

Hospitals and other inpatient and post-acute care facilities (collectively “facilities”) may terminate their agreements with us or reduce the fees they pay us.

We currently derive approximately 7% of our net revenue for hospitalist services from contracts directly with facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such facilities, which would negatively impact our revenue and profitability.

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

Approximately 59% of our net revenue in 2013 was generated by our operations in five states. Arizona, Florida, Michigan, Missouri and Texas accounted for approximately 10%, 16%, 9%, 7%, and 17%, respectively, of our revenue in 2013. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of the hospitals and other facilities where our hospitalists provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2011 to 2013 our annual patient encounters increased from 4,762,000 to 6,211,000 and we increased our number of hospitalists from 1,201 to 1,765. We have managed this growth by augmenting the staff of our corporate office and the staff of our 34 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.

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

We may require additional equity or debt financing for additional working capital, to consummate acquisitions or if we suffer significant losses. In the event additional financing is unavailable to us, we may be unable to expand or make acquisitions and the price of our common stock may decline.

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

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2013 is $357.4 million as compared to stockholders’ equity of $315.0 million.

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

We lease office space in North Hollywood, California for our corporate headquarters. The lease will expire in December 2018. In addition, we lease a number of administrative offices in connection with our regional offices in particular markets. We believe our present facilities are adequate to meet our current and projected needs. We do not view any of these leases or locations for administrative offices as material to our business. We expect to be able to renew each of our leases or lease comparable facilities on terms commercially acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

Legal

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

Based upon our review of pending actions and proceedings, we believe that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. We have cooperated with the government’s investigation and continue to have discussions with the federal government regarding its investigation and the related case.

It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Select Global Market under the symbol “IPCM.” Following is a table presenting the high and low closing sales prices on the NASDAQ Global Select Market for a share of our common stock by fiscal quarter for fiscal years 2013 and 2012:

	High	Low
2013
4th Quarter	$63.70	$48.84
3rd Quarter	$55.49	$45.23
2nd Quarter	$53.70	$39.06
1st Quarter	$45.00	$38.70
2012
4th Quarter	$47.07	$34.40
3rd Quarter	$48.07	$41.91
2nd Quarter	$45.32	$34.21
1st Quarter	$45.94	$30.61

Holders

As of February 17, 2014, we had 101 holders of record of our common stock, and the closing price on that date for our common stock was $54.38 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2008 to two indices: NASDAQ Healthcare Index and Russell 2000 Index Total Return. The graph assumes an initial investment of $100 on December 31, 2008. The comparisons in the graph are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock.

Note 1:	Data complete through last fiscal year.
Note 2:	Corporate Performance Graph with peer group uses peer group only performance (excludes only Company).
Note 3:	Peer group indices use beginning of period market capitalization weighting.
Note 4:	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014.
Note 5:	Index Data: Calculated (or Derived) based from CRSP NASDAQ Health Services Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2014. Used with permission. All rights reserved.
Note 6:	Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

Securities Authorized for Issuance under Equity Participation Plans

Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2013 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenue	$609,517	$523,485	$457,467	$363,402	$310,521
Operating expenses:
Cost of services—physician practice salaries, benefits and other	444,224	382,934	334,984	261,523	225,801
General and administrative	98,725	83,679	73,259	59,677	51,496
Net change in fair value of contingent consideration (1)	(5,733)	324	(1,002)	194	(158)
Depreciation and amortization	4,681	3,911	3,192	2,689	2,295
Litigation loss and professional liability settlements (2)	—	—	—	—	750

Total operating expenses	541,897	470,848	410,433	324,083	280,184

Income from operations	67,620	52,637	47,034	39,319	30,337
Investment income	13	14	17	23	84
Interest expense	(540)	(337)	(185)	(104)	(293)

Income before income taxes	67,093	52,314	46,866	39,238	30,128
Income tax provision	25,697	19,728	17,597	14,984	11,501

Net income	$41,396	$32,586	$29,269	$24,254	$18,627

Per share data:
Net income per share:
Basic	$2.46	$1.97	$1.79	$1.49	$1.16

Diluted	$2.38	$1.92	$1.74	$1.46	$1.14

Other Operating Data:
Number of patient encounters	6,211,000	5,496,000	4,762,000	3,810,000	3,294,000
Hospitalists—employed at end of year	1,765	1,418	1,201	1,032	808
Other Financial Information:
Net cash provided by operating activities	$36,796	$39,828	$25,761	$29,634	$23,484
Net cash used in investing activities	(108,038)	(66,214)	(31,122)	(43,890)	(22,112)
Net cash provided by (used in) financing activities	80,038	24,848	4,178	1,718	(7,293)
Net increase (decrease) in cash and cash equivalents	8,796	(1,538)	(1,183)	(12,538)	(5,921)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,010	$16,214	$17,752	$18,935	$31,473
Total assets	549,812	388,058	304,914	258,978	188,212
Total debt including current portion of long-term debt	90,000	20,000	—	—	—
Total stockholders’ equity	314,982	256,371	212,652	174,465	145,077

(1)	Our estimate of the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period. After the initial valuation as of the acquisition date is completed, changes to our estimate of projected operating results of the acquired practices impact the fair value of the related contingent consideration, resulting in gains or losses that are included in our consolidated results of operations. The $5.7 million credit to expense in 2013 was primarily associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing slower than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a credit to expense.
(2)	During the first quarter of 2010, we reached an agreement to settle a disputed professional liability claim for a prior year that was in excess of our insurance policy limit. The settlement was finalized and approved by the court in March 2010. We recorded our portion of the settlement of $750,000 in the fourth quarter of 2009 and paid such amount in the first quarter of 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Recent Developments

We are a leading provider of hospitalist services in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and is focused on providing, managing and coordinating the care of hospitalized patients. We believe we are the largest dedicated hospitalist company in the United States based on revenues, patient encounters and number of affiliated hospitalists. As of December 31, 2013, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with over 1,760 hospitalists who provide hospitalist services at over 410 hospitals and 1,100 other patient and post-acute care facilities in 26 states. We have had approximately 16.5 million patient encounters since the beginning of 2011. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.

We began operating our first hospitalist practice in 1998 and have increased the number of our practice groups to over 295. Since the beginning of 2011, we have acquired 47 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated hospitalists are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 730 other physicians and non-physician providers and contract with over 95 independent contractors, who provide episodic care as needed.

Business Acquisitions

During the year ended December 31, 2013, we acquired 19 hospitalist physician practices for a total estimated purchase price of $124,511,000. In connection with these acquisitions, we recorded property and equipment of $46,000, goodwill of $119,437,000, identifiable intangible assets of $5,028,000 and accrued compensation of $569,000. Total transaction costs of $434,000 for our acquisition activities during 2013 were expensed as incurred.

In connection with these 19 acquisitions, we recorded liabilities of $32,620,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for eight acquisitions completed during the three months ended December 31, 2013 was recorded on a provisional basis pending completion of valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of the acquired practices. The changes, if any, in fair value are recognized in our results of operations.

Subsequent to December 31, 2013, we acquired one hospitalist physician practice.

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

Geographic Coverage and Revenue

During 2013, 2012 and 2011 approximately 59%, 60% and 62%, respectively, of our net revenue was generated by operations in five states: Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Florida and Texas accounted for approximately, 33%, 33% and 32% of our net revenue, respectively. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new hospitalists or entering into new hospital contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We generate approximately 93% of our net revenue from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 7% of our net revenue from hospitals and other inpatient and post-acute care facilities for organizing and managing hospitalist programs, providing medical directorships and providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.

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

With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Medicare	48%	47%	46%
Medicaid	5%	5%	5%
Other third parties	42%	43%	43%
Self-pay patients	5%	5%	6%

	100%	100%	100%

The percentage of our net revenue related to self-pay patients is a significantly smaller percentage of our net revenues compared to other payors, as a greater percentage of these services are uncompensated.

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. On December 10, 2013, the Centers for Medicare and Medicaid Services (CMS) published its final Medicare Physician Fee Schedule for calendar year 2014. We are currently evaluating the impact of this proposed Medicare Physician Fee Schedule on our financial position, results of operations and cash flows.

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

Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the Bipartisan Budget Act of 2013, which blocks the GPCI payment adjustment until April 1, 2014, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in the payments we receive for physician services.

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013. The American Taxpayer Relief Act of 2012 again delayed implementation of the BCA’s automatic cuts until March 1, 2013, and on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including a two percent cut in Medicare payments to providers that was implemented effective April 1, 2013 through 2021. Additionally, the Bipartisan Budget Act of 2013 extended sequestration for Medicare for another two years, through 2023. Thus far, this two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists reduced our net patient revenue per encounter by approximately 1.0 percent.

Several rules recently released by CMS are likely to also have implications on provider reimbursement. For example, on August 19, 2013, CMS published a final rule establishing that Medicare Part A payment for hospital inpatient services provided is generally inappropriate when a patient enters a hospital for a surgical procedure that is not specified by Medicare as inpatient only and the physician expects the patient to stay in the hospital for less than two midnights. In addition, on December 10, 2013, in its final Medicare Physician Fee Schedule for calendar year 2014, CMS finalized its proposal to, among other things, increase the number of quality measures that eligible professionals must report for claims- and registry-based reporting to receive the incentive payments and adjustments available under the Physician Quality Reporting System (PQRS). The impact of such modified measures on PQRS-based payment adjustments for hospitalists cannot be determined at this time.

In addition to these regulatory changes affecting government reimbursement for health care services, the current instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. On January 17, 2014, President Obama signed into law a $1.1 trillion spending bill that funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue, and the Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are finally implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expected expansion in the number of individuals with health insurance starting in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board—designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets—which the U.S. Department of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act, and other government enforcement tools, may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. The impact of these projects on our Company cannot be determined at this time.

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

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have control over the operations of these VIE’s, provide full financial and management support to them, and take all residual benefits and bear all residual losses from their operations. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

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

During 2013, 2012 and 2011, no impairment indicators were present and no impairment was recognized.

Claims Liability and Professional Liability Reserves

We maintain a medical malpractice liability insurance policy, which expires on December 31 of each year indemnifying us and our employed health-care professionals on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits. Consequently, we establish reserves for our liabilities, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. As of December 31, 2013 and 2012, our medical malpractice claim reserves included less than $0.1 million and approximately $0.1 million of settled, but unpaid claims, and $32.2 million and $26.7 million of unsettled claims, respectively.

Our medical malpractice liability reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. These factors have not changed significantly over the years for which our medical malpractice liability reserves are presented. Based on claims that settled during the three years ended December 31, 2013, the average lag period from the date a claim is reported to the date it reaches final settlement is approximately 1.8 years. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases. The reasonably likely changes in the key assumptions could change our estimated medical malpractice liabilities as of December 31, 2013 by 10.4% to 11.1%, resulting in an increase or a decrease to our net income for future periods by approximately $1.6 million.

The changes to our medical malpractice reserves for 2013 and 2012 are as follows (in thousands):

	2013	2012
Beginning balance, January 1	$48,144	$41,923
Reserves related to current period	15,636	14,909
Changes related to prior period reserves	(733)	(2,891)
Payments for current period reserves	(15)	(3)
Payments for prior period reserves	(6,777)	(5,794)

Ending balance, December 31	$56,255	$48,144

The net increases of our medical malpractice reserves for 2013 and 2012 are primarily due to increases in the current year provision for losses as a result of our increase of insured providers from our expanded operations.

Results of Operations and Operating Data

Consolidated Results

The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2013	2012	2011
Operating data – patient encounters	6,211,000	5,496,000	4,762,000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.9%	73.2%	73.2%
General and administrative	16.2%	16.0%	16.0%
Net change in fair value of contingent consideration	(0.9)%	0.1%	(0.2)%
Depreciation and amortization	0.7%	0.6%	0.7%

Total operating expenses	88.9%	89.9%	89.7%

Income from operations	11.1%	10.1%	10.3%
Interest expense	(0.1)%	(0.1)%	(0.1)%

Income before income taxes	11.0%	10.0%	10.2%
Income tax provision	4.2%	3.8%	3.8%

Net income	6.8%	6.2%	6.4%

Year ended December 31, 2013 compared with year ended December 31, 2012

Our patient encounters for 2013 increased by 715,000 encounters or 13.0% to 6,211,000, compared with 5,496,000 for 2012. Net revenue for 2013 was $609.5 million, an increase of $86.0 million, or 16.4%, from $523.5 million for 2012. Of this $86.0 million increase, 77% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 23% was attributable to revenue generated from operations in new markets. Same-market revenue increased 12.8%, same-market encounters increased 8.5% and same-market patient revenue per encounter increased 1.8%. The 1.8% increase was largely due to a combination of Medicare fee schedule rate increases and Medicaid parity, offset by the automatic cut in Medicare payments triggered by sequestration effective April 1, 2013. The remaining increase in same-market revenue was attributable to an increase in hospital stipends, medical directorship revenues, and meaningful use incentives. Meaningful use is the set of standards defined by the Centers for Medicare & Medicaid Services Incentive Programs that governs the use of electronic health records and allows eligible providers and hospitals to earn incentive payments by meeting specific criteria. Medicaid parity represents an increase in Medicaid payments up to Medicare reimbursement levels for 2013 and 2014 in accordance with the Patient Protection and Affordable Care Act of 2010, as amended. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses for 2013 increased by $61.3 million or 16.0% to $444.2 million, or 72.9% of net revenue as compared with $382.9 million, or 73.2% of net revenue, for 2012. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $46.3 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $15.0 million of the $61.3 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $15.0 million, or 18.0%, to $98.7 million, or 16.2% of net revenue for 2013, as compared with $83.7 million, or 16.0% of net revenue for 2012. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs and other expenses. Excluding stock based compensation, general and administrative expenses were 15.0 % and 14.8% of net revenue for 2013 and 2012, respectively.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a $5.7 million reduction to expense and a $0.3 million increase to expense for 2013 and 2012, respectively. The $5.7 million reduction to expense was primarily associated with an acquisition in the behavioral health subspecialty. Though the acquisition has proven to be profitable and continues to grow, it is growing slower than our original assumption, resulting in a reduction of our estimate of contingent consideration payable and a reduction to expense. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations for 2013 increased $15.0 million, or 28.5%, to $67.6 million from $52.6 million for 2012. Our operating margin was 11.1% and 10.1% for 2013 and 2012, respectively. Excluding the net change in fair value, income from operations for 2013 increased 16.9% to $61.9 million, or an operating margin of 10.2%, compared with income from operations of $53.0 million, or an operating margin of 10.1% for 2012.

Our effective tax rate for 2013 was 38.3% compared with 37.7% for 2012. The increase in the effective tax rate was primarily related to a change in state tax laws in November 2012. We expect our 2014 effective income tax rate to be approximately 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for 2013 increased 27.0% to $41.4 million from $32.6 million for 2012, and our net income margin was 6.8% for 2013, as compared with 6.2% for the same period in the prior year. Diluted earnings per share for 2013 was $2.39, compared with $1.92 for 2012. Excluding the net change in fair value, net income 2013 increased 15.5% to $37.9 million, or $2.19 diluted earnings per share, compared with net income of $32.8 million, or $1.93 diluted earnings per share for 2012.

Year ended December 31, 2012 compared with year ended December 31, 2011

Our patient encounters for 2012 increased by 734,000 or 15.4% to 5,496,000, compared with 4,762,000 for 2011. Net revenue for 2012 was $523.5 million, an increase of $66.0 million, or 14.4%, from $457.5 million for 2011. Of this $66.0 million increase, 63% was attributable to same-market area growth and 37% was attributable to revenue generated from new markets. Same-market revenue increased 9.3%, same market encounters increased 11.3% and same-market patient revenue per encounter decreased 2.4%. The 2.4% decrease was largely due to a shift in service mix from acute to post acute care.

Physician practice salaries, benefits and other expenses for 2012 were $382.9 million or 73.2% of net revenue compared with $335.0 million or 73.2% of net revenue for 2011. These costs increased by $48.0 million or 14.3%. The increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $30.9 million, which was primarily the result of increased costs related to our new-hires or acquired physician practices. In addition, $17.1 million of the $48.0 million overall cost increase is attributable to physician costs associated with our seven new markets.

General and administrative expenses increased $10.4 million, or 14.2%, to $83.7 million, or 16.0% of net revenue, for 2012, as compared with $73.3 million, or 16.0% of net revenue for 2011. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations, including new regional office costs and other expenses and the significant increase in acquisitions. Excluding stock-based compensation, general and administrative expenses decreased by 20 basis points to 14.8% of revenue, compared with 15.0% of revenue for 2011.

The net change in fair value was a $0.3 million increase to expense in 2012, as compared with a $1.0 million reduction to expense in 2011. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices impact the fair value of the related contingent consideration, resulting in gains or losses that are included in our consolidated results of operations.

Income from operations increased $5.6 million, or 11.9%, to $52.6 million, as compared with $47.0 million for 2011. Our operating margin was 10.1% for 2012 as compared with 10.3% for 2011. Excluding the net change in fair value of contingent consideration, income from operations for 2012 increased 15.1% to $53.0 million, or an operating margin of 10.1%, compared with income from operations of $46.0 million, or an operating margin of 10.1% for 2011.

Our effective tax rate for the years ended December 31, 2012 and 2011 was 37.7% and 37.5%, respectively. The increase in the overall effective tax rate was primarily related to a change in state tax laws. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income increased to $32.6 million for 2012, as compared with $29.3 million for 2011, and our net income margin was 6.2% for 2012 as compared with 6.4% for the same period in the prior year. Diluted earnings per share for 2012 was $1.92, as compared with diluted earnings per share of $1.74 in 2011. Excluding the net change in the fair value of contingent considerations, net income for 2012 increased 14.5% to $32.8 million, or $1.93 diluted earnings per share, compared with net income of $28.6 million, or $1.70 diluted earnings per share for 2011.

Liquidity and Capital Resources

As of December 31, 2013 we had approximately $59.7 million in liquidity, composed of $25.0 million in cash and cash equivalents and an available line of credit of $34.7 million. We had borrowings of $90.0 million from our revolving line of credit outstanding at December 31, 2013.

Year ended December 31, 2013 compared with year ended December 31, 2012

Net cash provided by operating activities for 2013 was $36.8 million compared with $39.8 million for 2012. The primary changes in working capital during the year ended December 31, 2013 consisted of (i) an increase in accounts receivable of $24.0 million which is due to an increase in our 2013 revenue, a buildup of receivables resulting from acquired practices and delayed Medicaid parity payments, (ii) an increase in prepaid expenses and other current assets of $2.1 million, (iii) an increase in accounts payable and accrued liabilities of $1.2 million, (iv) a net increase in medical malpractice and self-insurance reserves of $2.5 million, and (v) an increase in accrued compensation of $6.5 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 56 and 52 DSO as of December 31, 2013 and 2012, respectively. We calculate our DSO using a three-month rolling average of net revenues. The increase in DSO is primarily related to the buildup of receivables from Medicaid parity and acquired practices.

Net cash used in investing activities was $108.0 million for 2013, compared with $66.2 million for 2012. Cash of $104.1 million was used in 2013 for physician practice acquisitions and earn-out payments on prior acquisitions compared with $62.6 million used in 2012. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2013, net cash provided by financing activities was $80.0 million, compared with $24.8 million provided by financing activities for 2012. During 2013, we borrowed $105.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices, and repaid $35.0 million to our revolving line of credit with cash generated from our operating activities.

Year ended December 31, 2012 compared with year ended December 31, 2011

Net cash provided by operating activities for 2012 was $39.8 million compared with $25.8 million for 2011. The primary changes in working capital during the year ended December 31, 2012 consisted of (i) an increase in accounts receivable of $11.6 million which is in proportion to the increase in our 2012 revenue, (ii) a net increase in medical malpractice and self-insurance reserves of $3.2 million, (iii) an increase in prepaid expenses and other current assets of $4.1 million, and (iv) an increase in accrued compensation of $7.0 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 52 and 51 DSO as of December 31, 2012 and 2011, respectively. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $66.2 million for 2012, compared with $31.1 million for 2011. Cash of $62.6 million was used in 2012 for physician practice acquisitions and earn-out payments on prior acquisitions compared with $27.8 million used in 2011. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For 2012, net cash provided by financing activities was $24.8 million, compared with $4.2 million provided by financing activities for 2011. In March 2012, we borrowed $15.0 million from our revolving line of credit, which was repaid in the second quarter of 2012. In December 2012, we borrowed $20.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices.

Credit Facility and Liquidity

On October 23, 2013, we executed an amendment to our Credit Facility, which provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. During 2013, we borrowed $135.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices, and repaid $35.0 million to our revolving line of credit with cash generated from our operating activities. As of December 31, 2013, we had borrowings of $90.0 million and letters of credit of $0.3 million outstanding, and $34.7 million available under the Credit Facility.

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

The amended Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2013, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Contractual Obligations and Reserves

The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2013:

	Due in Years Ended December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(dollars in thousands)
Long-term debt (1)	$91,688	$844	$844	$90,000	$—	$—	$—
Operating lease obligations	19,660	4,334	4,047	3,569	3,067	2,815	1,828
Acquisition earn-out payments (2)	41,555	14,027	19,041	8,487	—	—	—
Medical malpractice reserves—reported claims (3)	32,252	11,653	8,538	4,876	2,571	1,626	2,988

Subtotal—contractual obligations	185,155	30,858	32,470	106,932	5,638	4,441	4,816
Medical malpractice reserve—incurred but not reported (3)	24,003	558	3,168	6,332	6,607	4,022	3,316

Total contractual obligations and reserves	$209,158	$31,416	$35,638	$113,264	$12,245	$8,463	$8,132

(1)	Long-term debt represents borrowings under our revolving line of credit, including interest payments at the applicable rate as of December 31, 2013. Amounts are presented assuming the outstanding balance at December 31, 2013 will be paid off on the maturity date.

(2)	In addition to the initial consideration paid pursuant to most asset purchase agreements entered into, additional contingent consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. The undiscounted amounts of these additional payments are estimated to be approximately $41.6 million at December 31, 2013, $33.1 million of which is expected to be paid during 2014 and early 2015, with the remaining amounts to be paid in early 2016. Such additional consideration is not contingent upon the future employment of the sellers.
(3)	We are fully insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy, which ends December 31 of each year. Consequently, we establish reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. These reserves and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually. For claims incurred and reported, an insurance receivable from our carrier is recorded pursuant to GAAP. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $90.0 million bearing an annual interest of 0.9375% under our Credit Facility at December 31, 2013. A 1.0% change in interest rate on our borrowings of $90.0 million would result in an impact to income before income taxes of approximately $900,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2013, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 56.

IPC THE HOSPITALIST COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited the accompanying consolidated balance sheets of IPC The Hospitalist Company, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC The Hospitalist Company, Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC The Hospitalist Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2014

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$25,010	$16,214
Accounts receivable, net	103,585	79,612
Insurance receivable for malpractice claims - current portion	11,653	9,719
Prepaid expenses and other current assets	19,378	17,284

Total current assets	159,626	122,829
Property and equipment, net	6,343	5,763
Goodwill	357,387	240,009
Other intangible assets, net	5,857	2,133
Deferred tax assets, net	0	250
Insurance receivable for malpractice claims - less current portion	20,599	17,074

Total assets	$549,812	$388,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,486	$4,257
Accrued compensation	35,639	28,615
Payable for practice acquisitions, current portion	32,430	29,038
Medical malpractice and self-insurance reserves, current portion	12,211	10,350
Deferred tax liabilities, current portion	969	1,506

Total current liabilities	86,735	73,766
Long-term debt	90,000	20,000
Medical malpractice and self-insurance reserves, less current portion	44,044	37,921
Payable for practice acquisitions, less current portion	8,289	0
Deferred tax liabilities, less current portion	5,762	0

Total liabilities	234,830	131,687
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,015,580 and 16,694,215 shares issued and outstanding at December 31, 2013 and 2012, respectively	17	17
Additional paid-in capital	167,926	150,711
Retained earnings	147,039	105,643

Total stockholders’ equity	314,982	256,371

Total liabilities and stockholders’ equity	$549,812	$388,058

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenue	$609,517	$523,485	$457,467
Operating expenses:
Cost of services—physician practice salaries, benefits and other	444,224	382,934	334,984
General and administrative	98,725	83,679	73,259
Net change in fair value of contingent consideration	(5,733)	324	(1,002)
Depreciation and amortization	4,681	3,911	3,192

Total operating expenses	541,897	470,848	410,433

Income from operations	67,620	52,637	47,034
Investment income	13	14	17
Interest expense	(540)	(337)	(185)

Income before income taxes	67,093	52,314	46,866
Income tax provision	25,697	19,728	17,597

Net income	$41,396	$32,586	$29,269

Net income per share:
Basic	$2.46	$1.97	$1.79

Diluted	$2.39	$1.92	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2010	16,287,377	$16	$130,661	$43,788	$174,465
Issuance of common stock	187,611	0	2,908	0	2,908
Stock-based compensation expense	0	0	4,783	0	4,783
Excess tax benefits from stock-based compensation	0	0	1,270	0	1,270
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(43)	0	(43)
Net income	0	0	0	29,269	29,269

Balance at December 31, 2011	16,474,988	16	139,579	73,057	212,652
Issuance of common stock	219,227	1	3,859	0	3,860
Stock-based compensation expense	0	0	6,344	0	6,344
Excess tax benefits from stock-based compensation	0	0	988	0	988
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(59)	0	(59)
Net income	0	0	0	32,586	32,586

Balance at December 31, 2012	16,694,215	17	150,711	105,643	256,371
Issuance of common stock	321,365	0	7,429	0	7,429
Stock-based compensation expense	0	0	7,355	0	7,355
Excess tax benefits from stock-based compensation	0	0	2,609	0	2,609
Tax deficiency and stock forfeiture related to stock-based compensation	0	0	(178)	0	(178)
Net income	0	0	0	41,396	41,396

Balance at December 31, 2013	17,015,580	$17	$167,926	$147,039	$314,982

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income	$41,396	$32,586	$29,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,681	3,911	3,192
Stock-based compensation expense	7,355	6,344	4,783
Tax liability reduction for uncertain tax positions	0	0	(23)
Deferred income taxes	5,297	1,969	768
Changes in assets and liabilities:
Accounts receivable	(23,973)	(11,602)	(13,849)
Prepaid expenses and other current assets	(2,094)	(4,145)	(3,467)
Accounts payable and accrued expenses	1,229	295	210
Accrued compensation	6,455	6,975	2,168
Medical malpractice and self-insurance reserves, net	2,525	3,171	3,712
Accrued contingent consideration	(6,075)	324	(1,002)

Net cash provided by operating activities	36,796	39,828	25,761

Investing activities
Acquisitions of physician practices	(104,127)	(62,605)	(27,843)
Purchase of property and equipment	(3,911)	(3,609)	(3,279)

Net cash used in investing activities	(108,038)	(66,214)	(31,122)

Financing activities
Proceeds from long-term debt	105,000	35,000	0
Repayments of long-term debt	(35,000)	(15,000)	0
Net proceeds from issuance of common stock	7,429	3,860	2,908
Excess tax benefits from stock-based compensation	2,609	988	1,270

Net cash provided by financing activities	80,038	24,848	4,178

Net increase (decrease) in cash and cash equivalents	8,796	(1,538)	(1,183)
Cash and cash equivalents, beginning of period	16,214	17,752	18,935

Cash and cash equivalents, end of period	$25,010	$16,214	$17,752

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$513	$251	$187

Income taxes	$17,227	$17,805	$15,789

Acquisitions of physician practices consisted of the following:
Acquired assets, net of assumed liabilities - goodwill, intangible and other	$121,883	$67,595	$24,854
(Increase) decrease in payable for practice acquisitions, excluding change in fair value of accrued contingent consideration	(17,756)	(4,990)	2,989

Net cash paid for acquisitions	$104,127	$62,605	$27,843

The accompanying notes are an integral part of these consolidated financial statements.

IPC THE HOSPITALIST COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Principles of Consolidation

Our consolidated financial statements include the accounts of IPC The Hospitalist Company, Inc. and its wholly owned subsidiaries and our affiliated professional medical corporations, also called “affiliated professional organizations”, which we manage under long-term management agreements. Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Further, our rights under the management agreements are unilaterally salable or transferable. Based on the provisions of the agreements, we have determined that the Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have controls over the operations of these VIE’s, provide full financial and management support to them, and take all residual benefits and bear all residual losses from their operations. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the agreements. All intercompany balances and transactions have been eliminated in consolidation.

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

	2013	2012	2011
Medicare and Medicaid patients	53%	52%	51%

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

	2013	2012	2011
Uncollectible accounts excluded from net revenue	$15,274	$14,611	$13,539

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

Fair Value of Financial Instruments

Our consolidated balance sheets as of December 31, 2013 and 2012 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit in December 2013 approximated its fair value at December 31, 2013. Pursuant to GAAP, we determine the fair value of our long-term borrowing using inputs that can be corroborated by observable market data, which is defined as a Level 2 input under GAAP’s fair value hierarchy.

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

	2013	2012
Allowance for uncollectible accounts	$6,510	$4,837

Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. Geographically, approximately 59%, 60% and 62% of our net revenue in 2013, 2012 and 2011, respectively, was generated by our operations in five states: Arizona, Florida, Michigan, Missouri and Texas. As of December 31, accounts receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	2013	2012
Percentage of receivables from Medicare and Medicaid	43%	36%

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

	2013	2012
Furniture	$2,803	$2,491
Computer equipment and software	19,685	16,226
Office equipment	1,925	1,876
Leasehold improvements	1,087	950

	25,500	21,543
Less: Accumulated depreciation and amortization	(19,157)	(15,780)

	$6,343	$5,763

For the years ended December 31, the following amounts were included in total depreciation and amortization expense (in thousands):

	2013	2012	2011
Depreciation of property and equipment	$3,377	$2,968	$2,277

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

In addition to the initial consideration paid at the close of each business combination, the asset purchase agreements for certain completed practice acquisitions provide for additional future consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices or the occurrence of certain events as of certain measurement dates. Pursuant to GAAP, the estimated fair value of contingent consideration is accrued at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations.

We test goodwill for impairment on an annual basis as of October 1 of each year, as well as when events or changes in business conditions indicate that the carrying amount of goodwill may not be recoverable, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two-step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach, which is based on our peer group’s market capitalization computed using publicly available market quotes. The fair value from the market-multiple approach is used to derive the fair value of our Company. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2013, 2012 and 2011, no impairment indicators were present and no impairment was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2013and 2012 are as follows (in thousands):

	2013	2012
Goodwill—beginning balance at January 1	$240,009	$173,688
Goodwill acquired during year	119,437	66,321
Goodwill adjustment for prior year transactions	(2,059)	0

Goodwill—ending balance at December 31	$357,387	$240,009

At December 31, other intangible assets consist of the following (in thousands):

	2013	2012
Non-compete agreements	$2,126	$1,916
Hospital contracts	10,088	5,270
Trade name	70	70

	12,284	7,256
Less: Accumulated amortization	(6,427)	(5,123)

	$5,857	$2,133

For the years ended December 31, the following amortization of other intangible assets was included in total depreciation and amortization expenses (in thousands):

	2013	2012	2011
Amortization of other intangible assets	$1,304	$943	$915

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 3.5 years at December 31, 2013. Future estimated aggregate amortization expenses are as follows (in thousands):

2014	$1,454
2015	973
2016	685
2017	569
2018	469
Thereafter	1,707

$5,857

Medical Malpractice Liability Insurance

We maintain medical malpractice insurance coverage that indemnifies us and our employed health-care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period, which ends December 31 of each year, on a first dollar coverage up to our policy limits on new claims reported during the policy period. In December 2013, we renewed our annual professional liability insurance policy for 2014 effective January 1, 2014 under the same terms as our 2013 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2014 policy at acceptable costs and on favorable terms upon expiration.

We record our medical malpractice reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP.

Total accrued medical malpractice reserves and related insurance receivables at December 31 were as follows (in thousands):

	2013				2012
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$11,653	$11,653	558	12,211	$9,719	$9,846	504	10,350
Long-term Portion	20,599	20,599	23,445	44,044	17,074	17,074	20,847	37,921

Total	$32,252	$32,252	24,003	56,255	$26,793	$26,920	21,351	48,271

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Business Acquisitions

For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During 2013, we completed the acquisition of 19 hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements. Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for 16 of the 19 acquisitions completed during 2013 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices or the acquisition of certain other hospitalist practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of contingent consideration related to transactions is recognized at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations. In 2013, the net decrease in the fair value of contingent consideration was $5.7 million. The contingent consideration for eight acquisitions completed during the three months ended December 31, 2013 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the years ended December 31, related to the acquisition of hospitalist practices (in thousands):

	2013	2012
Acquired assets, net of assumed liabilities—paid and accrued:
Goodwill—current year transactions	$119,437	$66,321
Other intangible assets	5,028	1,264
Fixed assets	46	10

Total acquired assets—current year	124,511	67,595
Assumed accrued compensation liabiities	(569)	0
Goodwill—adjustment for prior year transactions	(2,059)	0

	121,883	67,595

Cash paid for acquisitions:
Current year transactions	(91,322)	(40,014)
Contingent consideration	(12,601)	(22,565)
Other—prior year transactions	(204)	(26)

Total cash paid for acquisitions	(104,127)	(62,605)

Change in fair value of contingent consideration:
Net change in fair value of contingent consideration—recognized	(5,733)	324
Net change in fair value of contingent consideration— paid	(342)	0

Net change in fair value of contingent consideration	(6,075)	324

Net change in payable for practice acquisitions	11,681	5,314
Payable for practice acquisitions, beginning of period	29,038	23,724

Payable for practice acquisitions, end of period	$40,719	$29,038

During the fourth quarter of 2012, we acquired six practices and in addition to the closing payments, we recorded accrued contingent consideration on a provisional basis pending completion of the valuation studies as of the acquisition date. The valuation studies were completed in 2013, resulting in a reduction of $2,059,000 of the accrued contingent consideration and the corresponding reduction to goodwill, which was recorded in 2013 as adjustment for prior year transactions.

Our 2013 practice acquisition includes the hospitalist operations and related assets acquired from Steward Health Care System LLC and its wholly-owned medical group, Steward Medical Group, Inc. (Steward) on September 1, 2013. We acquired the Steward hospitalist operations and related assets located in Massachusetts for a purchase price of $45.0 million. In connection with the Steward acquisition, we recorded goodwill of $42.6 million, identifiable intangible assets of $2.4 million and accrued compensation of $452,000.

Our 2013 practice acquisition also includes the hospitalist operations and related assets acquired from four affiliated entities: Park Avenue Health Care Management, LLC; Park Avenue Medical Associates, PC; Park Avenue Medical Associates, LLC; and Geriatric Services, PC (collectively, “Park Avenue”) on December 11, 2013. We acquired the Park Avenue operations and related assets located in White Plains, New York for an estimated purchase price of $39.7 million. In connection with the Park Avenue acquisition, we recorded goodwill of $37.4 million, identifiable intangible assets of $2.3 million, fixed assets of $31,000, accrued compensation of $117,000 and accrued contingent consideration of $19.9 million which is based upon the achievement of certain operating results of the acquired practices and the acquisition of certain other hospitalist practices as of certain measurement dates. The accrued consideration is recorded on a provisional basis pending completion of the valuation studies as of the acquisition date. The acquisition represents a new market for the Company in the New York metropolitan area, as well as an expansion of our existing operations in Connecticut and Massachusetts.

The results of operations of the 19 practices acquired in 2013 are included in our consolidated financial statements from the respective dates of acquisition, which include the revenue and net income of approximately $8.1 million and $0.5 million, respectively, from Steward’s operations and approximately $1.3 million and $0.1 million, respectively, from Park Avenue’s operations.

The following unaudited pro forma information presents the consolidated results of operations of our company as if the Steward and Park Avenue acquisitions had occurred on January 1, 2012 (in thousands except for per share data):

	2013	2012
Net revenue	$658,674	$582,042
Net income (1)	$43,981	$35,821
Net income per share (2)
Basic	$2.62	$2.16
Diluted	$2.54	$2.11
Weighted average shares outstanding
Basic	16,811,571	16,578,994
Diluted	17,314,759	16,968,145
Effective Tax Rate (1)	38.3%	37.7%

(1)	The comparison of net income per share is affected by the change in the effective tax rate, which was 38.3% for 2013 as compared with 37.7% for 2012.
(2)	The comparison of net income is affected by the changes in the numbers of weighted average shares outstanding in each period. The basic and diluted weighted average shares for 2013 were 16.8 million and 17.3 million, respectively, as compared with 16.6 million and 17.0 million, respectively, for 2012.

The pro forma results do not necessarily represent results which would have occurred if the Steward and Park Avenue acquisitions had taken place at the beginning of 2012, nor are they indicative of the results of future operations.

Note 3. Fair Value Measurement

Some of our assets and liabilities are measured and recorded at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

Accrued contingent consideration (included in payable for practice acquisitions)	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
2013	$0	$0	$40,719	$40,719

2012	$0	$0	$28,834	$28,834

The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2013 and 2012 (dollars in thousands):

Accrued contingent consideration	2013	2012
Beginning balance	$28,834	$23,624
Addition through acquisition transactions	32,620	27,451
Adjustment for prior year transactions	(2,059)	0
Change in fair value recognized	(5,733)	324
Change in fair value paid	(342)	0
Payments	(12,601)	(22,565)

Ending balance	$40,719	$28,834

The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 2.5%, 100% probability of achieving the estimated projected earnings, and 25% to 90% probability of the acquisition of certain other hospitalist practices.

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

Note 4. Debt

On October 23, 2013, we executed an amendment to our Credit Facility, which provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of December 31, 2013, we had borrowings of $90.0 million and letters of credit of $0.3 million outstanding, and $34.7 million available under the Credit Facility.

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

The amended Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2013, we were in compliance with such financial covenants and restrictions.

Interest costs and unused commitment fees related to our debt and Credit Facility for the years ended December 31 are comprised of the following (in thousands):

	2013	2012	2011
Interest expense	$391	$153	$61
Unused commitment fees	149	184	124

Total interest expense	$540	$337	$185

Note 5. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	2013	2012	2011
Current:
Federal	$18,178	$15,388	$14,712
State	2,222	2,312	2,117

Total current(1)	20,400	17,700	16,829
Deferred:
Federal	4,322	1,997	1,240
State	975	31	(472)

Total deferred	5,297	2,028	768

Total provision	$25,697	$19,728	$17,597

(1) Current tax provision excludes tax benefit from stock compensation recorded to additional paid-in capital in the amount of:	$(2,609)	$(988)	$(1,270)

A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2013	2012	2011
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State tax net of federal benefit	3.10%	2.91%	2.29%
Change in valuation allowance	0.05%	(0.22)%	0.12%
Permanent differences and other	0.15%	0.01%	0.19%
Recognition of tax benefits for uncertain positions	0%	0%	(0.05)%

Income tax provision	38.30%	37.70%	37.55%

In 2013, there was an increase in the overall effective tax rate primarily due to a change in state tax laws in November 2012. In 2012, there was an increase in the state effective tax rate primarily related to recording a partial valuation allowance attributable to certain state credit carryforwards.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss (NOL) carryforwards	$575	$625
Allowance for uncollectible accounts	2,562	1,908
Compensation accruals	1,564	1,354
Accrued IBNR claims	9,445	8,473
Stock-based compensation	6,611	5,148
State taxes and credits	3,604	2,202
Other	492	158

Total deferred tax assets	24,853	19,868
Less: Valuation allowance	(2,746)	(1,229)

Deferred tax assets, net	22,107	18,639
Deferred tax liabilities:
Prepaid insurance	(5,349)	(4,709)
Depreciation and amortization	(23,489)	(15,186)

Total deferred tax liabilities	(28,838)	(19,895)

Total net deferred tax liability	$(6,731)	$(1,256)

We evaluate the recoverability of our deferred tax assets based on operations. The Company evaluated the positive and negative evidence related to their ability to utilize certain state credit carry forwards and concluded it is not more likely than not the credits will be fully utilized. California passed a tax law change in November, 2012 that reduced the Company’s annual credit utilization. Given this law change and considering all other available information, a partial valuation allowance of $2,385,000 was determined to be necessary. In addition, there is a valuation allowance related to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized. There is a net deferred tax liability at December 31, 2013 due to an increase in tax amortization of goodwill which has an indefinite reversal pattern.

As of December 31, 2013 we have federal NOL carryforwards of $1,483,000 which begin to expire in 2019, and state NOL carryforwards of $1,301,000, which begin to expire in 2020. Federal NOLs of $586,000 incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.

As of December 31, 2013 we have state credit carryforwards of $3,328,000 which expire on December 31, 2024. A partial valuation allowance of $2,385,000 has been recorded against these credits due to the uncertainty of utilization.

At December 31, 2013 we had no gross unrecognized tax benefits (UTB).

Following is a tabular reconciliation of the gross UTB activity during 2013, 2012 and 2011 (in thousands):

Reconciliation of Gross Unrecognized Tax Benefits	2013	2012	2011
Beginning Balance, excluding interest and penalties of $0, $0 and $10, respectively	$0	$66	$88
Increases - tax positions taken in prior years	0	0	0
Decreases - tax provisions taken in prior years	0	0	0
Current year tax positions	0	0	0
Settlements	0	0	0
Expiring NOL	0	(66)	0
Lapse of statute of limitations	0	0	(22)

Ending Balance, excluding interest and penalties of $0, $0 and $0, respectively	$0	$0	$66

Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 we did not have any accrued interest and penalties related to uncertain tax positions.

The tax years 2009 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. The Company is currently subject to one U.S. federal tax examination and one state tax examination for the tax year of 2011 and 2009, respectively. The outcome of such examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our financial position, results of operations, or cash flows.

Note 6. Defined Contribution Plan

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

	2013	2012	2011
Employer contribution to defined contribution plan	$8,728	$7,484	$6,382

Note 7. Stock-Based Compensation

At December 31, 2013, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of December 31, 2013, there were 1,136,012 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during 2013, 2012 and 2011 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses. The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statement of Income for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Total stock-based compensation expense	$7,355	$6,344	$4,783
Tax benefit from stock-based compensation expense	(2,817)	(2,392)	(1,796)

Total stock-based compensation expense, net of tax	$4,538	$3,952	$2,987

As of December 31, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-Average Remaining Contractual Term
		(Years)
Stock option	$4,169	1.72

Restricted stock	$4,817	1.82

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	For Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.67%	1.21%	2.39%
Expected volatility	40.07%	39.86%	39.24%
Expected option life (in years)	4.40	6.16	6.17
Expected dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is largely based on the volatility of our stock price. The expected option life of each award granted was calculated using the “simplified method” in accordance with GAAP.

The grant date fair value of each restricted stock award or performance stock award is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market.

The following table summarizes the stock option activity in our Equity Plan during the year ended December 31, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000’s)
Options outstanding as of December 31, 2012	1,630,921	$28.36			$11.95
Changes during period:
Granted	45,823	41.82			14.04
Exercised	(290,204)	22.26			10.17
Cancelled/Forfeited	(3,668)	38.19			15.90
Expired	(2,447)	1.66			0.56

Options outstanding as of December 31, 2013	1,380,425	$30.12	6.12	$40,412	$12.56

Options exercisable as of December 31, 2013	1,107,712	$27.58	5.79	$35,240	$11.57

The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $8,566,000.

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the year ended December 31, 2013.

		(Years)	(in 000’s)
Restricted/performance stock awards outstanding as of December 31, 2012	101,940			$38.03
Changes during period:
Granted	126,012			42.05
Released	(14,539)			39.68
Cancelled/Forfeited	(1,000)			42.12

Restricted/performance stock awards outstanding as of December 31, 2013	212,413	1.28	$12,615	$40.29

Note 8. Employee Stock Purchase Plan

We have a nonqualified employee stock purchase plan (ESPP), which authorizes the issuance of up to an aggregate of 306,250 shares of our common stock to eligible employees who meet the service requirements. At the end of each annual offering period under the plan, an automatic purchase of our common stock is made on behalf of the plan’s participants. Eligible employees may purchase common stock through payroll deductions in amounts from $500 to $10,000 per year. Employees may reduce or suspend deductions during the year or withdraw from the plan during the year and receive a refund of their deductions. Stock purchases are made at a price equal to 85% of the fair market value (i.e., closing price of our common stock on the NASDAQ Global Select Market) of a share of our common stock on the first or last day of the offering period, whichever is lower.

For the years ended December 31, the stock-based compensation expense relating to the ESPP was included in general and administrative expenses as follows (in thousands):

	2013	2012	2011
Stock-based compensation expense related to ESPP	$329	$309	$299

Note 9. Earnings Per Share

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

The calculations of basic and diluted net income per share for the years ended December 31 are as follows (dollar in thousands, except for per share data):

	2013	2012	2011
Basic:
Net income attributable to common stockholders	$41,396	$32,586	$29,269

Weighted average number of common shares outstanding	16,811,571	16,578,994	16,387,903

Basic net income per share attributable to common stockholders	$2.46	$1.97	$1.79

Diluted:
Net income attributable to common stockholders	$41,396	$32,586	$29,269

Weighted average number of common shares outstanding	16,811,571	16,578,994	16,387,903
Weighted average number of dilutive common share equivalents from options to purchase common stock	503,188	389,151	433,935

Common shares and common share equivalents	17,314,759	16,968,145	16,821,838

Diluted net income per share	$2.39	$1.92	$1.74

Outstanding stock options, which have an exercise price above market or which are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of December 31, the excluded stock options were as follows:

	2013	2012	2011
Stock options excluded from diluted shares computation	28,194	430,489	257,094

Note 10. Commitments and Contingencies

Leases

We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable leases as of December 31, 2012, are as follows (in thousands):

2014	$4,334
2015	4,047
2016	3,569
2017	3,067
2018	2,815
Thereafter	1,828

$19,660

We do not have contingent rent and sub-lease agreements. Rent expense recorded for years ended December 31 was as follows (in thousands):

	2013	2012	2011
Total rent expense	$3,595	$3,330	$3,162

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations. However, we did receive a civil investigative demand (CID) issued in 2010 by the Department of Justice (DOJ) as discussed under “Government Inquiry” section below.

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

Based upon our review of pending actions and proceedings, we believe that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

Government Inquiry

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. We have cooperated with the government’s investigation and continue to have discussions with the federal government regarding its investigation and the related case.

It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Liability Insurance

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2013 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable.

We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have a material adverse effect on our business.

Note 11. Quarterly Results of Operations (unaudited)

Following is a summary of our quarterly results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands, except for per share data):

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Net revenue	$161,600	$149,073	$145,753	$153,091	$137,569	$127,651	$128,472	$129,793
Income from operations	15,658	14,791	20,032	17,139	13,950	12,368	12,630	13,689
Investment income	1	7	3	2	3	3	4	4
Interest expense	(217)	(109)	(99)	(115)	(85)	(78)	(92)	(82)

Income before income taxes	15,442	14,689	19,936	17,026	13,868	12,293	12,542	13,611
Income tax provision	5,915	5,626	7,635	6,521	5,419	4,501	4,703	5,105

Net income	$9,527	$9,063	$12,301	$10,505	$8,449	$7,792	$7,839	$8,506

Per share data:
Net income per share(1):
Basic	$0.56	$0.54	$0.73	$0.63	$0.51	$0.47	$0.47	$0.52

Diluted	$0.54	$0.52	$0.71	$0.61	$0.50	$0.46	$0.46	$0.50

Weighted average shares:
Basic	16,937,646	16,839,069	16,763,325	16,703,369	16,647,295	16,616,866	16,545,600	16,505,047

Diluted	17,516,086	17,368,426	17,228,173	17,125,940	17,062,431	17,060,848	16,931,098	16,860,655

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Note 12. Subsequent Events (unaudited)

Subsequent to December 31, 2013, we completed one practice acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2013, our internal control over financial reporting is effective.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors

IPC The Hospitalist Company, Inc.

We have audited IPC The Hospitalist Company, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IPC The Hospitalist Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC The Hospitalist Company, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2014 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 56.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

IPC THE HOSPITALIST COMPANY, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$4,837	$4,831	$2,904
Amount charged against operating revenue	15,274	14,611	13,539
Accounts receivable write-offs (net of recovery)	(13,601)	(14,605)	(11,612)

Balance at end of year	$6,510	$4,837	$4,831

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of IPC The Hospitalist Company, Inc.

3.2*	Amended and Restated Bylaws of IPC The Hospitalist Company, Inc.

4.1*	Form of Common Stock Certificate

10.1*†	IPC The Hospitalist Company, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC The Hospitalist Company, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations

10.4	Form of Amendment to Management Agreement between a subsidiary of IPC The Hospitalist Company, Inc. and each of its affiliated professional organizations (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 22, 2010)

10.5	Credit Agreement, dated as of August 4, 2011, by and among IPC The Hospitalist Company, Inc., the lenders named therein, and Wells Fargo bank, National Association, as Administrative Agent, L/C issuer, Swing Line lender, and Wells Fargo Securities, LLC as lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

Exhibit Number	Description of Document

10.6	Security Agreement dated as of August 4, 2011 by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.7	Guaranty Agreement dated as of August 4, 2011, by IPC The Hospitalist Company, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.8*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC The Hospitalist Company, Inc.

10.9†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.10†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.11†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.12†	Amendment No. 1 to Second Amended and Restated Employment Agreement, effective November 1, 2011, between Devra G. Shapiro and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 23, 2012)

10.13†	Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.14†	IPC The Hospitalist Company, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (as amended on May 26, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on June 2, 2011)

10.15*†	IPC The Hospitalist Company, Inc. Executive Change of Control Plan

10.16†	IPC The Hospitalist Company, Inc. Executive Change in Control Plan, effective March 3, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.17*†	2002 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Written Consent of Inpatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.19*†	1997 Equity Participation Plan of IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.20*†	Amendment No. 1 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 29, 1998

10.21*†	Amendment No. 2 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 28, 1999

Exhibit Number	Description of Document

10.22*†	Amendment No. 3 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated October 10, 2000

10.23*	Form of Succession Agreement between an affiliated entity of IPC The Hospitalist Company, Inc. and its founding doctor

10.24*	Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC The Hospitalist Company, Inc. (f/k/a Inpatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

10.25†	Employment Agreement, effective March 31, 2011, between Kerry E. Weiner, M.D. and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.26†	Employment Agreement, effective November 1, 2011, between Richard H. Kline, III and IPC The Hospitalist Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 001-33930) filed on February 23, 2012)

10.27†	Form of Performance Unit Agreement under 2007 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on April 26, 2012)

10.28†	IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.29†	First Amendment to the IPC The Hospitalist Company, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.30†	IPC The Hospitalist Company, Inc. Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.31	Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33930) filed on November 1, 2013)

10.32	First Amendement, dated as of August 29, 2013, to that certain Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-33930) filed on November 1, 2013)

10.33	First Amendment to Credit Agreement, Guaranty and Security Agreement, dated as of October 24, 2013, by and among IPC The Hospitalist Company Inc.; the Lenders (as defined in the Credit Agreement); and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33930) filed on October 24, 2013)

10.34	Asset Purchase Agreement, dated as of October 23, 2013, by and among IPC Management Consultants of New York, Inc., InPatient Hospitalist Healthcare Sevices of New York, P.C., and Geriatric Services, P.C.

10.35	First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among IPC Management Consultants of New York, Inc., InPatient Hospitalist Healthcare Sevices of New York, P.C., and Geriatric Services, P.C.

Exhibit Number	Description of Document

10.36	Asset Purchase Agreement, dated as of October 23, 2013, by and among Hospitalist Management Consultants of New York, Inc., InPatient Hospitalist Sevices of New York, P.C., Park Avenue Health Care Management, LLC, and Park Avenue Medical Associates, P.C.

10.37	First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among Hospitalist Management Consultants of New York, Inc., InPatient Hospitalist Sevices of New York, P.C., Park Avenue Health Care Management, LLC, and Park Avenue Medical Associates, P.C.

10.38	Asset Purchase Agreement, dated as of October 23, 2013, by and among Hospitalists Management of New Hampshire, Inc., IPC Hospitalists of New England, P.C., and Park Avenue Medical Associates, LLC.

10.39	First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among Hospitalists Management of New Hampshire, Inc., IPC Hospitalists of New England, P.C., and Park Avenue Medical Associates, LLC.

21.1	Subsidiaries of IPC The Hospitalist Company, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference to IPC The Hospitalist Company, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-sixth day of February 2014.

IPC THE HOSPITALIST COMPANY, INC. (Registrant)

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2014.

Signature	Title

/S/ ADAM D. SINGER, M.D. Adam D. Singer, M.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/S/ R. JEFFREY TAYLOR R. Jeffrey Taylor	President, Chief Operating Officer and Director

/S/ RICK KLINE Rick Kline	Chief Financial Officer (Principal Financial Officer)

/S/ FERNANDO J. SARRIA Fernando J. Sarria	Chief Accounting Officer (Principal Accounting Officer)

/S/ MARK J. BROOKS Mark J. Brooks	Director

/S/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D.	Director

/S/ FRANCESCO FEDERICO, M.D. Francesco Federico, M.D.	Director

/S/ WOODRIN GROSSMAN Woodrin Grossman	Director

/S/ C. THOMAS SMITH C. Thomas Smith	Director

/S/ CHUCK TIMPE Chuck Timpe	Director

/S/ ROBERT M. WACHTER Robert M. Wachter M.D.	Director