Form 10-Q
period 2014-03-31
IPC The Hospitalist Company, Inc.
filed 2014-04-25
CIK 1410471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of April 18, 2014, there were 17,131,994 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.

FORM 10-Q

QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.

Consolidated Balance Sheets

(dollars in thousands, except for share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,274	$25,010
Accounts receivable, net	117,649	103,585
Insurance receivable for malpractice claims - current portion	12,076	11,653
Prepaid expenses and other current assets	15,076	19,378

Total current assets	168,075	159,626
Property and equipment, net	6,238	6,343
Goodwill	361,325	357,387
Other intangible assets, net	5,565	5,857
Insurance receivable for malpractice claims - less current portion	21,341	20,599

Total assets	$562,544	$549,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,746	$5,486
Accrued compensation	38,409	35,639
Payable for practice acquisitions, current portion	28,574	32,430
Medical malpractice and self-insurance reserves, current portion	12,690	12,211
Deferred tax liabilities, current portion	969	969

Total current liabilities	90,388	86,735
Long-term debt	85,000	90,000
Medical malpractice and self-insurance reserves, less current portion	45,353	44,044
Payable for practice acquisitions, less current portion	6,272	8,289
Deferred tax liabilities, less current portion	5,762	5,762

Total liabilities	232,775	234,830
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,125,914 and 17,015,580 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	172,439	167,926
Retained earnings	157,313	147,039

Total stockholders’ equity	329,769	314,982

Total liabilities and stockholders’ equity	$562,544	$549,812

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Income

(dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$172,726	$153,091
Operating expenses:
Cost of services—physician practice salaries, benefits and other	127,273	112,068
General and administrative	27,607	23,823
Net change in fair value of contingent consideration	(383)	(1,093)
Depreciation and amortization	1,265	1,154

Total operating expenses	155,762	135,952

Income from operations	16,964	17,139
Investment income	1	2
Interest expense	(314)	(115)

Income before income taxes	16,651	17,026
Income tax provision	6,377	6,521

Net income	$10,274	$10,505

Net income per share:
Basic	$0.60	$0.63

Diluted	$0.58	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$10,274	$10,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,154
Stock-based compensation expense	1,965	1,735
Changes in assets and liabilities:
Accounts receivable	(14,064)	(12,136)
Prepaid expenses and other current assets	4,270	4,248
Accounts payable and accrued liabilities	4,260	3,839
Accrued compensation	2,770	4,796
Medical malpractice and self-insurance reserves, net	623	899
Accrued contingent consideration	(1,189)	(1,093)

Net cash provided by operating activities	10,174	13,947

Investing activities
Acquisitions of physician practices	(8,740)	(9,691)
Purchase of property and equipment	(750)	(1,113)

Net cash used in investing activities	(9,490)	(10,804)

Financing activities
Repayments of long-term debt	(5,000)	0
Net proceeds from issuance of common stock	2,160	1,333
Excess tax benefits from stock-based compensation	420	317

Net cash (used in) provided by financing activities	(2,420)	1,650

Net (decrease) increase in cash and cash equivalents	(1,736)	4,793
Cash and cash equivalents, beginning of period	25,010	16,214

Cash and cash equivalents, end of period	$23,274	$21,007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$102	$75

Income taxes	$635	$490

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2014

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

In our opinion, these consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to GAAP and SEC rules and regulations, which are applicable to interim financial statements. As a result, the following disclosures should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions of the fair value of certain reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, medical malpractice insurance receivable and payable for known claims, liabilities for claims incurred but not reported (IBNR) related to medical malpractice, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment. The process of estimating these assets and liabilities involves judgment decisions, which are subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2014.

Fair Value of Financial Instruments

Our consolidated balance sheets as of March 31, 2014 and December 31, 2013 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at March 31, 2014 and December 31, 2013. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which is defined as Level 2 input under GAAP on fair value measures.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for more information.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2014	$357,387
Goodwill acquired during 2014	5,799
Adjustment for prior year transactions	(1,861)

Goodwill - ending balance at March 31, 2014	$361,325

The valuation studies related to the practice acquisitions that occurred in the fourth quarter of 2013 were completed in early 2014, and as a result, the value of contingent consideration liability related to these acquisitions as of the acquisition dates was reduced by $1,861,000, along with a corresponding reduction in our goodwill.

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

	March 31, 2014				December 31, 2013
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$12,076	$12,076	614	12,690	$11,653	$11,653	558	12,211
Long-term Portion	21,341	21,341	24,012	45,353	20,599	20,599	23,445	44,044

Total	$33,417	$33,417	24,626	58,043	$32,252	$32,252	24,003	56,255

Note 2. Business Acquisitions

For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During the three months ended March 31, 2014, we completed the acquisition of three hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.

Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets with indefinite lives are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for the three acquisitions completed during the three months ended March 31, 2014 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for the three acquisitions completed during the three months ended March 31, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the three months ended March 31, 2014, related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill - 2014 transactions	$5,799
Other intangible assets	118

Total acquired assets - 2014	5,917
Goodwill - adjustment for prior year transactions	(1,861)

4,056

Cash paid for acquisitions:
2014 transactions	(3,025)
Contingent consideration	(5,715)

Total cash paid for acquisitions	(8,740)

Change in fair value of contingent consideration:
Net change in fair value of contingent consideration - recognized	(383)
Net change in fair value of contingent consideration - paid	(806)

Net change in fair value of contingent consideration	(1,189)

Net change in payable for practice acquisitions	(5,873)
Payable for practice acquisitions, beginning of period	40,719

Payable for practice acquisitions, end of period	$34,846

Note 3. Fair Value Measurement

Some of our liabilities are measured and recorded at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The established fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). This hierarchy is used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Quoted Price In Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$0	$0	$34,846	$34,846

The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2014 (in thousands):

Three Months
Ended
March 31, 2014
Accrued contingent consideration for practice acquisitions
Beginning balance	$40,719
Addition through acquisition transactions	2,892
Adjustment for prior year transactions	(1,861)
Change in fair value recognized	(383)
Change in fair value paid	(806)
Payments	(5,715)

Ending balance	$34,846

The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 2.04% to 2.35%, 100% probability of achieving the estimated projected earnings, and 25% to 90% probability of the acquisition of certain other hospitalist practices.

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

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2014, we had borrowings of $85.0 million and letters of credit of $0.3 million outstanding, and $39.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2014, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes

Following are the income tax provisions and effective tax rates for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax provision	$6,377	$6,521

Effective tax rate	38.3%	38.3%

The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2014, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2009 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. The Company is currently subject to one state tax examination for the tax year of 2009. The outcome of the examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our consolidated financial position, results of operations, or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 6. Stock-Based Compensation

At March 31, 2014, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of March 31, 2014, there were 894,596 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the three months ended March 31, 2014 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three months ended March 31,
	2014	2013
Total stock-based compensation expense	$1,965	$1,735
Tax benefit from stock-based compensation expense	(753)	(665)

Total stock-based compensation expense, net of tax	$1,212	$1,070

As of March 31, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$3,790	1.77

Restricted/Performance stock	$9,757	2.46

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.03%	0.66%
Expected volatility	37.05%	40.09%
Expected option life (in years)	4.39	4.42
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activities in our Equity Plan during the three months ended March 31, 2014.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2013	1,380,425	$30.12			$12.56
Changes during period:
Granted	39,138	55.12			17.49
Exercised	(34,129)	29.81			12.88
Cancelled	(9,638)	43.34			18.11

Options outstanding as of March 31, 2014	1,375,796	$30.74	5.68	$25,475	$12.66

Options exercisable as of March 31, 2014	1,139,101	$28.24	5.35	$23,781	$11.80

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the three months ended March 31, 2014.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2013	212,413			$40.29
Changes during period:
Granted	111,360			52.50
Released	(53,080)			38.69
Forfeited	(5,402)			40.97

Restricted/performance stock awards outstanding as of March 31, 2014	265,291	1.88	$12,184	$45.72

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

The calculations of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income attributable to common stockholders	$10,274	$10,505

Weighted average number of common shares outstanding	17,054,598	16,703,369

Basic net income per share attributable to common stockholders	$0.60	$0.63

Diluted:
Net income attributable to common stockholders	$10,274	$10,505

Weighted average number of common shares outstanding	17,054,598	16,703,369
Weighted average number of dilutive common share equivalents from options to purchase common stock	512,985	422,571

Common shares and common share equivalents	17,567,583	17,125,940

Diluted net income per share	$0.58	$0.61

Outstanding stock options that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of March 31, 2014, the total number of excluded stock options was 41,254.

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

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on February 26, 2014.

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

Business Acquisitions

During the three months ended March 31, 2014, we acquired three hospitalist physician practices for a total estimated purchase price of $5,917,000. In connection with these acquisitions, we recorded goodwill of $5,799,000 and identifiable intangible assets of $118,000. Total transaction costs of $41,000 for our acquisition activities during the three months ended March 31, 2014 were expensed as incurred.

In connection with these three acquisitions, we recorded liabilities of $2,892,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for the three acquisitions completed during the three months ended March 31, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future payments. The changes, if any, in fair value are recognized in our results of operations.

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. On December 10, 2013, the Centers for Medicare and Medicaid Services (CMS) published its final Medicare Physician Fee Schedule for calendar year 2014. Effective January 1, 2014, the Medicare update resulted in a slight increase in our net patient revenue per encounter.

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

Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. For example, with the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. More recently, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015. There is, however, no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the Protecting Access to Medicare Act of 2014, which blocks the GPCI payment adjustment until April 1, 2015, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in the payments we receive for physician services.

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013. The American Taxpayer Relief Act of 2012 delayed implementation of the BCA’s automatic cuts until March 1, 2013, but, on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including a two percent cut in Medicare payments to providers that was implemented effective April 1, 2013 through 2021. The Bipartisan Budget Act of 2013 extended sequestration cuts for Medicare through fiscal year 2023, and a bill signed by the President on February 15, 2014 further extended these cuts for an additional year, through fiscal year 2024. The Protecting Access to Medicare Act of 2014 realigned the fiscal year 2024 Medicare sequestration amounts so that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months, instead of a 2.0 percent sequester for the full twelve-month period. Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists reduced our net patient revenue per encounter by approximately 1.0 percent.

Several rules recently released by CMS are also likely to have implications on provider reimbursement. For example, on August 19, 2013, CMS published a final rule establishing that Medicare Part A payment for hospital inpatient services provided is generally inappropriate when a patient enters a hospital for a surgical procedure that is not specified by Medicare as inpatient only and the physician expects the patient to stay in the hospital for less than two midnights. In addition, on December 10, 2013, in its final Medicare Physician Fee Schedule for calendar year 2014, CMS finalized its proposal to, among other things, increase the number of quality measures that eligible professionals must report for claims- and registry-based reporting to receive the incentive payments and adjustments available under the Physician Quality Reporting System (PQRS). The impact of such modified measures on PQRS-based payment adjustments for hospitalists cannot be determined at this time.

In addition to these regulatory changes affecting government reimbursement for health care services, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. On January 17, 2014, President Obama signed into law a $1.1 trillion spending bill that funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue, and the Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are fully implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance starting in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board—a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS), as early as 2014, to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

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

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Medicare Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. The impact of these projects on our Company cannot be determined at this time.

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

Results of Operations and Operating Data

The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2014	2013
Operating data – patient encounters	1,764,000	1,576,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.7%	73.2%
General and administrative	16.0%	15.6%
Net change in fair value of contingent consideration	(0.2)%	(0.7)%
Depreciation and amortization	0.7%	0.7%

Total operating expenses	90.2%	88.8%

Income from operations	9.8%	11.2%
Investment income	—%	—%
Interest expense	(0.2)%	(0.1)%

Income before income taxes	9.6%	11.1%
Income tax provision	3.7%	4.2%

Net income	5.9%	6.9%

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Our patient encounters for the three months ended March 31, 2014 increased by 188,000 encounters or 11.9% to 1,764,000, compared with 1,576,000 for the same period in the prior year. Net revenue for the three months ended March 31, 2014 was $172.7 million, an increase of $19.6 million, or 12.8%, from $153.1 million for the same period in 2013. Of this $19.6 million increase, 63% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 37% was attributable to revenue generated from operations in new markets. Same-market revenue increased 8.1%, same-market encounters increased 6.5% and same-market patient revenue per encounter decreased 0.8%. The 0.8% decrease was largely due to the automatic cut in Medicare payments triggered by sequestration effective April 1, 2013. The remaining increase in same-market revenue was attributable to an increase in hospital stipends and medical directorship revenues. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $15.2 million or 13.6% to $127.3 million, or 73.7% of net revenue, for the three months ended March 31, 2014, as compared with $112.1 million, or 73.2% of net revenue, for the same period in the prior year. As a percentage of revenue, physician costs increased by 50 basis points compared to the prior year quarter. This increase is largely the result of the ongoing integration of 2013 acquisitions, the exit from certain contracted facilities and the impact of certain underperforming practices. The dollar increase in practice costs is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $10.1 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $5.1 million of the $15.2 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.8 million, or 15.9%, to $27.6 million, or 16.0% of net revenue, for the three months ended March 31, 2014, as compared with $23.8 million, or 15.6% of net revenue, for the same period in the prior year. The increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute business, expansion of our recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 14.8 % and 14.4% of net revenue for the three months ended March 31, 2014 and 2013, respectively.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a reduction to expense of $0.4 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations decreased $0.2 million, or 1.0%, to $17.0 million from $17.1 million for the same period in 2013. Our operating margin was 9.8% and 11.2% for the three months ended March 31, 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for the three months ended March 31, 2014 increased 3.3% to $16.6 million, or an operating margin of 9.6%, compared with income from operations of $16.0 million, or an operating margin of 10.5% for the same period in the prior year.

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended March 31, 2014 decreased 2.2% to $10.3 million from $10.5 million for the same period in the prior year, and our net income margin was 5.9% for the three months ended March 31, 2014, compared with 6.9% for the same period in the prior year. Diluted earnings per share for the three months ended March 31, 2014 was $0.58, compared with $0.61 for the same period in the prior year. Excluding the net change in fair value, net income for the three months ended March 31, 2014 increased 2.1% to $10.0 million, or $0.57 diluted earnings per share, compared with net income of $9.8 million, or $0.57 diluted earnings per share for the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $63.0 million in liquidity, which is composed of $23.3 million in cash and cash equivalents and an available line of credit of $39.7 million. We had borrowings of $85.0 million from our revolving line of credit outstanding at March 31, 2014, which was used to fund our practice acquisitions.

Net cash provided by operating activities was $10.2 million and $13.9 million for the three months ended March 31, 2014 and 2013, respectively. The changes in working capital during the three months ended March 31, 2014 was largely related to an increase in accounts receivable of $14.1 million, a decrease in prepaid expenses and other current assets of $4.3 million, an increase in accounts payable and accrued liabilities of $4.3 million and an increase in accrued compensation of $2.8 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 58 DSO as of March 31, 2014 as compared with 56 DSO as of December 31, 2013. We calculate our DSO using a three-month rolling average of net revenues. The increase in DSO is primarily related to delayed Medicaid parity payments and a buildup of receivables from acquired practices. Medicaid parity represents an increase in Medicaid payments up to Medicare reimbursement levels for 2013 and 2014 in accordance with the Patient Protection and Affordable Care Act of 2010, as amended.

Net cash used in investing activities was $9.5 million for the three months ended March 31, 2014, compared with $10.8 million for the same period in 2013. Cash of $8.7 million was used in the three months ended March 31, 2014 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared with $9.7 million in the same period in 2013. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the three months ended March 31, 2014, net cash used in financing activities was $2.4 million, compared with net cash provided by financing activities of $1.7 million for the same period in 2013. In January 2014, we repaid $5.0 million of our outstanding revolving line of credit with cash generated from our operating activities.

Credit Facility and Liquidity

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2014, we had borrowings of $85.0 million and letters of credit of $0.3 million outstanding, and $39.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2014, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $85.0 million bearing an annual interest of 1.4375% under our Credit Facility at March 31, 2014. A 1.0% change in interest rate on our borrowings of $85.0 million would result in an impact to income before income taxes of approximately $850,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2014, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of April, 2014.

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