Form 10-Q
period 2014-06-30
IPC The Hospitalist Company, Inc.
filed 2014-07-25
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 21, 2014, there were 17,191,974 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.
FORM 10-Q
QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,297	$25,010
Accounts receivable, net	113,295	103,585
Insurance receivable for malpractice claims - current portion	12,898	11,653
Prepaid expenses and other current assets	11,787	19,378
Total current assets	164,277	159,626
Property and equipment, net	7,018	6,343
Goodwill	370,637	357,387
Other intangible assets, net	5,306	5,857
Insurance receivable for malpractice claims - less current portion	22,786	20,599
Total assets	$570,024	$549,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,886	$5,486
Accrued compensation	34,440	35,639
Payable for practice acquisitions, current portion	20,178	32,430
Medical malpractice and self-insurance reserves, current portion	13,482	12,211
Deferred tax liabilities, current portion	969	969
Total current liabilities	77,955	86,735
Long-term debt	85,000	90,000
Medical malpractice and self-insurance reserves, less current portion	48,142	44,044
Payable for practice acquisitions, less current portion	9,182	8,289
Deferred tax liabilities, less current portion	5,762	5,762
Total liabilities	226,041	234,830
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,180,227 and 17,015,580 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	176,044	167,926
Retained earnings	167,922	147,039
Total stockholders’ equity	343,983	314,982
Total liabilities and stockholders’ equity	$570,024	$549,812
The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$172,268	$145,753	$344,994	$298,844
Operating expenses:
Cost of services—physician practice salaries, benefits and other	125,687	106,584	252,960	218,652
General and administrative	28,334	23,239	55,941	47,062
Net change in fair value of contingent consideration	(695)	(5,262)	(1,078)	(6,355)
Depreciation and amortization	1,366	1,160	2,631	2,314
Total operating expenses	154,692	125,721	310,454	261,673
Income from operations	17,576	20,032	34,540	37,171
Investment income	1	3	2	5
Interest expense	(382)	(99)	(696)	(214)
Income before income taxes	17,195	19,936	33,846	36,962
Income tax provision	6,586	7,635	12,963	14,156
Net income	$10,609	$12,301	$20,883	$22,806
Net income per share:
Basic	$0.62	$0.73	$1.22	$1.36
Diluted	$0.61	$0.71	$1.19	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$20,883	$22,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,631	2,314
Stock-based compensation expense	4,024	3,598
Changes in assets and liabilities:
Accounts receivable	(9,710)	(8,955)
Prepaid expenses and other current assets	7,452	7,009
Accounts payable and accrued liabilities	3,400	348
Accrued compensation	(1,199)	(1,531)
Medical malpractice and self-insurance reserves, net	1,937	1,297
Accrued contingent consideration	(3,304)	(6,355)
Net cash provided by operating activities	26,114	20,531
Investing activities
Acquisitions of physician practices	(21,575)	(15,319)
Purchase of property and equipment	(2,485)	(2,136)
Net cash used in investing activities	(24,060)	(17,455)
Financing activities
Repayments of long-term debt	(5,000)	(15,000)
Net proceeds from issuance of common stock	3,648	2,519
Excess tax benefits from stock-based compensation	585	1,069
Net cash used in financing activities	(767)	(11,412)
Net increase (decrease) in cash and cash equivalents	1,287	(8,336)
Cash and cash equivalents, beginning of period	25,010	16,214
Cash and cash equivalents, end of period	$26,297	$7,878
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$693	$213
Income taxes	$8,448	$10,191

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2014

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

Fair Value of Financial Instruments
Our consolidated balance sheets as of June 30, 2014 and December 31, 2013 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at June 30, 2014 and December 31, 2013. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which are defined as Level 2 inputs under GAAP on fair value measures. See Note 3 for the definition of Level 2 inputs under GAAP.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for the definition of Level 3 inputs under GAAP and more information.

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2014	$357,387
Goodwill acquired during 2014	15,111
Adjustment for prior year transactions	(1,861)
Goodwill - ending balance at June 30, 2014	$370,637

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

	June 30, 2014				December 31, 2013
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$12,898	$12,898	584	13,482	$11,653	$11,653	558	12,211
Long-term Portion	22,786	22,786	25,356	48,142	20,599	20,599	23,445	44,044
Total	$35,684	$35,684	25,940	61,624	$32,252	$32,252	24,003	56,255

New Accounting Principles
In May 2014, the Financial Accounting Standard Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Business Acquisitions

For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.

During the six months ended June 30, 2014, we completed the acquisition of eight hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.

Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets with indefinite lives are not amortizable for GAAP financial reporting purposes but are amortized for tax purposes over 15 years.

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for the eight acquisitions completed during the six months ended June 30, 2014 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for the five acquisitions completed during the three months ended June 30, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the six months ended June 30, 2014 related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill - 2014 transactions	$15,111
Other intangible assets	270
Total acquired assets - 2014	15,381
Goodwill - adjustment for prior year transactions	(1,861)
13,520
Cash paid for acquisitions:
2014 transactions	(8,855)
Contingent consideration	(12,720)
Total cash paid for acquisitions	(21,575)

Change in accrued contingent consideration	(3,304)
Net change in payable for practice acquisitions	(11,359)
Payable for practice acquisitions, beginning of period	40,719
Payable for practice acquisitions, end of period	$29,360

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$—	$—	$29,360	$29,360
The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Accrued contingent consideration for practice acquisitions
Beginning balance	$34,846	$40,719
Addition through acquisition transactions	3,634	6,526
Adjustment for prior year transactions	—	(1,861)
Change in accrued contingent consideration	(2,115)	(3,304)
Payments	(7,005)	(12,720)
Ending balance	$29,360	$29,360
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 1.95% to 2.40% and 10% to 100% probability of achieving the estimated projected earnings or the achievement of certain other objectives.
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

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2014, we had borrowings of $85.0 million and letters of credit of $0.3 million outstanding, and $39.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2014, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes

The following table sets forth our income tax provisions and effective tax rates for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax provision	$6,586	$7,635	$12,963	$14,156
Effective tax rate	38.3%	38.3%	38.3%	38.3%

The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2014, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2009 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are currently subject to one state tax examination for the tax year of 2009. The outcome of the examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our consolidated financial position, results of operations, or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 6. Stock-Based Compensation

At June 30, 2014, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of June 30, 2014, there were 923,615 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the six months ended June 30, 2014 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$2,059	$1,863	$4,024	$3,598
Tax benefit from stock-based compensation expense	(789)	(714)	(1,541)	(1,378)
Total stock-based compensation expense, net of tax	$1,270	$1,149	$2,483	$2,220

As of June 30, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$2,980	1.61
Restricted/Performance stock	$8,693	2.21

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.03%	0.66%
Expected volatility	37.05%	40.09%
Expected option life (in years)	4.39	4.42
Expected dividend yield	—%	—%

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

The following table summarizes the stock option activities in our Equity Plan during the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2013	1,380,425	$30.12			$12.56
Changes during period:
Granted	39,138	55.12			17.49
Exercised	(89,267)	27.97			11.98
Cancelled	(36,491)	43.43			18.35
Options outstanding as of June 30, 2014	1,293,805	$30.64	5.53	$18,467	$12.59
Options exercisable as of June 30, 2014	1,103,168	$28.56	5.27	$17,775	$11.89

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the six months ended June 30, 2014:

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2013	212,413			$40.29
Changes during period:
Granted	113,376			52.33
Released	(53,330)			38.70
Forfeited	(8,501)			42.39
Restricted/performance stock awards outstanding as of June 30, 2014	263,958	1.64	$11,672	$45.71

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 are as follows (dollars in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income attributable to common stockholders	$10,609	$12,301	$20,883	$22,806
Weighted average number of common shares outstanding	17,123,840	16,763,325	17,089,410	16,733,513
Basic net income per share attributable to common stockholders	$0.62	$0.73	$1.22	$1.36
Diluted:
Net income attributable to common stockholders	$10,609	$12,301	$20,883	$22,806
Weighted average number of common shares outstanding	17,123,840	16,763,325	17,089,410	16,733,513
Weighted average number of dilutive common share equivalents from options to purchase common stock	392,098	464,848	467,535	442,293
Common shares and common share equivalents	17,515,938	17,228,173	17,556,945	17,175,806
Diluted net income per share	$0.61	$0.71	$1.19	$1.33
Outstanding stock options that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of June 30, 2014, the total number of excluded stock options was 115,325.

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

Government Claim

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago) (District Court). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court as originally indicated in the Notice of Election to Intervene. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present and seeks to recover treble damages and civil penalties under the civil False Claims Act and to recover damages under the common law theories of payment by mistake and unjust enrichment. We have cooperated with the government’s investigation and continue to work expeditiously toward a resolution with the DOJ.

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

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report, or for changes made to this document by wire services or internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Business Acquisitions
During the six months ended June 30, 2014, we acquired eight hospitalist physician practices for a total estimated purchase price of $15,381,000. In connection with these acquisitions, we recorded goodwill of $15,111,000 and identifiable intangible assets of $270,000. Total transaction costs of $76,000 for our acquisition activities during the six months ended June 30, 2014 were expensed as incurred.

In connection with these eight acquisitions, we recorded liabilities of $6,526,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for the five acquisitions completed during the three months ended June 30, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future periods. The changes in fair value, if any, are recognized in our results of operations. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a reduction to expense of $0.7 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively. The net change in fair value for the six months ended June 30, 2014 and 2013 was a reduction to expense of $1.1 million and $6.4 million, respectively.

Income from operations, which includes the net change in fair value, and diluted earnings per share for the three months ended June 30, 2014 was $17.6 million (a decrease of 12.3%) and $0.61 diluted earnings per share, respectively, compared with $20.0 million and $0.71 diluted earnings per share, respectively, for the same period in prior year. Excluding the net change in fair value, income from operations and diluted earnings per share for the three months ended June 30, 2014 was $16.9 million (an increase of 14.3%) and $0.58 diluted earnings per share, respectively, compared with $14.8 million and $0.53 diluted earnings per share, respectively, for the same period in prior year.

Income from operations, which includes the net change in fair value, and diluted earnings per share for the six months ended June 30, 2014 was $34.5 million (a decrease of 7.1%) and $1.19 diluted earnings per share, respectively, compared with $37.2 million and $1.33 diluted earnings per share, respectively, for the same period in prior year. Excluding the net change in fair value, income from operations and diluted earnings per share for the six months ended June 30, 2014 was $33.5 million (an increase of 8.6%) and $1.15 diluted earnings per share, respectively, compared with $30.8 million and $1.10 diluted earnings per share, respectively, for the same period in prior year.
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

Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. For example, with the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. More recently, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015. There is, however, no guarantee that Congress will continue to postpone implementation of the negative SGR payment update in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

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

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (i.e., sequestration) in various federal programs were scheduled to take place, beginning in January 2013. The American Taxpayer Relief Act of 2012 delayed implementation of the BCA’s automatic cuts until March 1, 2013, but, on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including a two percent cut in Medicare payments to providers that was implemented, effective April 1, 2013 through 2021. Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists reduced our net patient revenue per encounter by approximately 1.0 percent.

Additionally, the Bipartisan Budget Act of 2013 extended the 2% sequestration cut for Medicare through fiscal year 2023, and a bill signed by the President on February 15, 2014 further extended this cut for an additional year, through fiscal year

2024. The Protecting Access to Medicare Act of 2014 realigned the fiscal year 2024 Medicare sequestration amounts so that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months, instead of a 2.0 percent sequester for the full twelve-month period. Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. On January 17, 2014, President Obama signed into law a $1.1 trillion spending bill that funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue, and the Medicare program is frequently mentioned as a target for spending cuts.

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

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the “IPA Board”)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of early 2014, the President had yet to nominate anyone to serve on the IPA Board.

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

Results of Operations and Operating Data
The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating data – patient encounters	1,727,000	1,513,000	3,491,000	3,089,000
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.0%	73.1%	73.3%	73.2%
General and administrative	16.4%	15.9%	16.2%	15.7%
Net change in fair value of contingent consideration	(0.4)%	(3.6)%	(0.3)%	(2.1)%
Depreciation and amortization	0.8%	0.9%	0.8%	0.8%
Total operating expenses	89.8%	86.3%	90.0%	87.6%
Income from operations	10.2%	13.7%	10.0%	12.4%
Investment income	—%	—%	—%	—%
Interest expense	(0.2)%	—%	(0.2%)	—%
Income before income taxes	10.0%	13.7%	9.8%	12.4%
Income tax provision	3.8%	5.3%	3.7%	4.8%
Net income	6.2%	8.4%	6.1%	7.6%

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Our patient encounters for the three months ended June 30, 2014 increased by 214,000 encounters or 14.1% to 1,727,000, compared with 1,513,000 for the same period in the prior year. Net revenue for the three months ended June 30, 2014 was $172.3 million, an increase of $26.5 million, or 18.2%, from $145.8 million for the same period in the prior year. Of this $26.5 million increase, 74.0% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 26.0% was attributable to revenue generated from operations in new markets. Same-market net revenue increased 13.7% and same-market encounters increased 9.0%. The difference between revenue growth and encounter growth is attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and a true-up to previously estimated parity rates. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $19.1 million or 17.9% to $125.7 million, or 73.0% of net revenue, for the three months ended June 30, 2014, as compared with $106.6 million, or 73.1% of net revenue, for the same period in the prior year. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $14.2 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $4.9 million of the $19.1 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $5.1 million, or 21.9%, to $28.3 million, or 16.4% of net revenue, for the three months ended June 30, 2014, as compared with $23.2 million, or 15.9% of net revenue, for the same period in the prior year. The 50 basis point increase as a percentage of revenue is primarily related to our expansion of our corporate business development and recruiting resources. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute business, expansion of our corporate business development and recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 15.3% and 14.7% of net revenue for the three months ended June 30, 2014 and 2013, respectively.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a reduction to expense of $0.7 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations for the three months ended June 30, 2014 decreased $2.4 million, or 12.3%, to $17.6 million from $20.0 million for the same period in the prior year. Our operating margin was 10.2% and 13.7% for the three months ended June 30, 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for the three months ended June 30, 2014 increased 14.3% to $16.9 million, or an operating margin of 9.8%, compared with income from operations of $14.8 million, or an operating margin of 10.1% for the same period in the prior year.

Our effective tax rate for the three months ended June 30, 2014 and 2013 was 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended June 30, 2014 decreased 13.8% to $10.6 million from $12.3 million for the same period in the prior year, and our net income margin was 6.2% for the three months ended June 30, 2014, compared with 8.4% for the same period in the prior year. Diluted earnings per share for the three months ended June 30, 2014 was $0.61, compared with $0.71 for the same period in the prior year. Excluding the net change in fair value, net income for the three months ended June 30, 2014 increased 12.4% to $10.2 million, or $0.58 diluted earnings per share, compared with net income of $9.1 million, or $0.53 diluted earnings per share for the same period in the prior year.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Our patient encounters for the six months ended June 30, 2014 increased by 402,000 encounters or 13% to 3,491,000, compared with 3,089,000 for the same period in the prior year. Net revenue for the six months ended June 30, 2014 was $345.0 million, an increase of $46.2 million, or 15.4%, from $298.8 million for the same period in the prior year. Of this $46.2 million increase, 69.0% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 31.0% was attributable to revenue generated from operations in new markets. Same-market net revenue increased 10.8% and same-market encounters increased 7.7%. The difference between revenue growth and encounter growth is attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and a true-up to previously estimated parity rates.

Physician practice salaries, benefits and other expenses increased by $34.3 million or 15.7% to $253.0 million, or 73.3% of net revenue, for the six months ended June 30, 2014 as compared with $218.7 million, or 73.2% of net revenue, for the same period in the prior year. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $24.3 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $10.0 million of the $34.3 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses increased $8.9 million, or 18.9%, to $55.9 million, or 16.2% of net revenue, for the six months ended June 30, 2014, as compared with $47.1 million, or 15.7% of net revenue, for the same period in the prior year. The 50 basis point increase as a percentage of revenue is primarily related to our expansion of our corporate business development and recruiting resources. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute business, expansion of our corporate business development and recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 15.0% and 14.5% of revenue for the six months ended June 30, 2014 and 2013, respectively.

The net change in fair value for acquisitions was a reduction to expense of $1.1 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively.

Income from operations for the six months ended June 30, 2014 decreased $2.7 million, or 7.1%, to $34.5 million from $37.2 million for the same period in the prior year. Our operating margin was 10% and 12.4% for the six months ended June 30, 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for the six months ended June 30, 2014 increased 8.6% to $33.5 million, or an operating margin of 9.7%, compared with income from operations of $30.8 million, or an operating margin of 10.3% for the same period in the prior year.

Our effective tax rate for the six months ended June 30, 2014 and 2013 was 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the six months ended June 30, 2014 decreased 8.4% to $20.9 million from $22.8 million for the same period in the prior year, and our net income margin was 6.1% for the six months ended June 30, 2014, compared with 7.6% for the same period in the prior year. Diluted earnings per share for the six months ended June 30, 2014 was $1.19, compared with $1.33 for the same period in the prior year. Excluding the net change in fair value, net income for the six months ended June 30, 2014 increased 7.1% to $20.2 million, or $1.15 diluted earnings per share, compared with net income of $18.9 million, or $1.10 diluted earnings per share for the same period in the prior year.

Liquidity and Capital Resources
As of June 30, 2014, we had approximately $66.0 million in liquidity, which is composed of $26.3 million in cash and cash equivalents and an available line of credit of $39.7 million. We had borrowings of $85.0 million from our revolving line of credit outstanding at June 30, 2014, which was used to fund our practice acquisitions.

Net cash provided by operating activities was $26.1 million and $20.5 million for the six months ended June 30, 2014 and 2013, respectively. The changes in working capital during the six months ended June 30, 2014 was largely related to an increase in accounts receivable of $9.7 million, a decrease in prepaid expenses and other current assets of $7.5 million, an increase in accounts payable and accrued liabilities of $3.4 million and a decrease in accrued compensation of $1.2 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 56 DSO as of June 30, 2014 and December 31, 2013. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $24.1 million for the six months ended June 30, 2014, compared with $17.5 million for the same period in the prior year. Cash of $21.6 million was used in the six months ended June 30, 2014 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared with $15.3 million for the same period in the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the six months ended June 30, 2014, net cash used in financing activities was $0.8 million, compared with $11.4 million for the same period in 2013. During the six months ended June 30, 2014 and 2013, the Company repaid $5.0 million and $15.0 million, respectively, of its outstanding revolving line of credit.

Credit Facility and Liquidity
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2014, we had borrowings of $85.0 million and letters of credit of $0.3 million outstanding, and $39.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit

Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2014, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $85.0 million bearing an annual interest of 1.4375% under our Credit Facility at June 30, 2014. A 1.0% change in interest rate on our borrowings of $85.0 million would result in an impact to income before income taxes of approximately $850,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2014, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Claim
On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus, and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and have been in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago) (District Court). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court as originally indicated in the Notice of Election to Intervene. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present and seeks to recover treble damages and civil penalties under the civil False Claims Act and to recover damages under the common law theories of payment by mistake and unjust enrichment. We have cooperated with the government’s investigation and continue to work expeditiously toward a resolution with the DOJ.

It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.    EXHIBITS
(a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 23 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of July, 2014.

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