Form 10-Q
period 2014-09-30
IPC The Hospitalist Company, Inc.
filed 2014-10-28
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 20, 2014, there were 17,222,466 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC The Hospitalist Company, Inc.
FORM 10-Q
QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IPC The Hospitalist Company, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,470	$25,010
Accounts receivable, net	110,664	103,585
Insurance receivable for malpractice claims, current portion	13,311	11,653
Prepaid expenses and other current assets	9,515	19,378
Total current assets	158,960	159,626
Property and equipment, net	7,217	6,343
Goodwill	388,194	357,387
Other intangible assets, net	5,161	5,857
Insurance receivable for malpractice claims, less current portion	23,512	20,599
Total assets	$583,044	$549,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,446	$5,486
Accrued compensation	42,281	35,639
Payable for practice acquisitions, current portion	28,904	32,430
Medical malpractice and self-insurance reserves, current portion	13,900	12,211
Deferred tax liabilities, current portion	969	969
Total current liabilities	95,500	86,735
Long-term debt	70,000	90,000
Medical malpractice and self-insurance reserves, less current portion	48,990	44,044
Payable for practice acquisitions, less current portion	6,955	8,289
Deferred tax liabilities, less current portion	5,762	5,762
Total liabilities	227,207	234,830
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock. $0.001 par value, 50,000,000 shares authorized, 17,215,224 and 17,015,580 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	179,291	167,926
Retained earnings	176,529	147,039
Total stockholders’ equity	355,837	314,982
Total liabilities and stockholders’ equity	$583,044	$549,812
The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$169,757	$149,073	$514,751	$447,917
Operating expenses:
Cost of services—physician practice salaries, benefits and other	123,551	108,221	376,511	326,873
General and administrative	28,134	24,631	84,075	71,693
Net change in fair value of contingent consideration	2,390	282	1,312	(6,073)
Depreciation and amortization	1,375	1,148	4,006	3,462
Total operating expenses	155,450	134,282	465,904	395,955
Income from operations	14,307	14,791	48,847	51,962
Investment income	2	7	4	12
Interest expense	(361)	(109)	(1,057)	(323)
Income before income taxes	13,948	14,689	47,794	51,651
Income tax provision	5,341	5,626	18,304	19,782
Net income	$8,607	$9,063	$29,490	$31,869
Net income per share:
Basic	$0.50	$0.54	$1.72	$1.90
Diluted	$0.49	$0.52	$1.68	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$29,490	$31,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,006	3,462
Stock-based compensation expense	6,118	5,467
Changes in assets and liabilities:
Accounts receivable	(7,079)	(10,755)
Prepaid expenses and other current assets	9,645	9,788
Accounts payable and accrued liabilities	3,960	3,515
Accrued compensation	6,642	7,423
Medical malpractice and self-insurance reserves, net	2,064	1,973
Accrued contingent consideration	(1,023)	(6,116)
Net cash provided by operating activities	53,823	46,626
Investing activities
Acquisitions of physician practices	(35,138)	(68,044)
Purchase of property and equipment	(3,690)	(3,032)
Net cash used in investing activities	(38,828)	(71,076)
Financing activities
Proceeds from long-term debt	—	45,000
Repayments of long-term debt	(20,000)	(20,000)
Net proceeds from issuance of common stock	4,787	4,062
Excess tax benefits from stock-based compensation	678	1,653
Net cash (used in) provided by financing activities	(14,535)	30,715
Net increase in cash and cash equivalents	460	6,265
Cash and cash equivalents, beginning of period	25,010	16,214
Cash and cash equivalents, end of period	$25,470	$22,479
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,061	$324
Income taxes	$14,453	$13,579

The accompanying notes are an integral part of these consolidated financial statements.

IPC The Hospitalist Company, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2014

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

Fair Value of Financial Instruments
Our consolidated balance sheets as of September 30, 2014 and December 31, 2013 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at September 30, 2014 and December 31, 2013. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which are defined as Level 2 inputs under GAAP on fair value measures. See Note 3 for the definition of Level 2 inputs under GAAP.

Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for the definition of Level 3 inputs under GAAP and more information.

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2014	$357,387
Goodwill acquired during 2014	32,668
Adjustment for prior year transactions	(1,861)
Goodwill - ending balance at September 30, 2014	$388,194

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

	September 30, 2014				December 31, 2013
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$13,311	$13,311	$589	$13,900	$11,653	$11,653	$558	$12,211
Long-term Portion	23,512	23,512	25,478	48,990	20,599	20,599	23,445	44,044
Total	$36,823	$36,823	$26,067	$62,890	$32,252	$32,252	$24,003	$56,255

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

During the nine months ended September 30, 2014, we completed the acquisition of fifteen hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.

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

In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for the fifteen acquisitions completed during the nine months ended September 30, 2014 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for the seven acquisitions completed during the three months ended September 30, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2014 related to the acquisition of hospitalist practices (in thousands):

Acquired assets – paid and accrued:
Goodwill - 2014 transactions	$32,668
Other intangible assets	494
Total acquired assets - 2014	33,162
Goodwill - adjustment for prior year transactions	(1,861)
31,301
Cash paid for acquisitions:
2014 transactions	(20,429)
Contingent consideration	(14,709)
Total cash paid for acquisitions	(35,138)

Change in accrued contingent consideration	(1,023)
Net change in payable for practice acquisitions	(4,860)
Payable for practice acquisitions, beginning of period	40,719
Payable for practice acquisitions, end of period	$35,859

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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$—	$—	$35,859	$35,859
The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Accrued contingent consideration for practice acquisitions
Beginning balance	$29,360	$40,719
Addition through acquisition transactions	6,207	12,733
Adjustment for prior year transactions	—	(1,861)
Change in accrued contingent consideration	2,281	(1,023)
Payments	(1,989)	(14,709)
Ending balance	$35,859	$35,859
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 1.93% to 2.60% and 10% to 100% probability of achieving the estimated projected earnings or the achievement of certain other objectives.
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

Note 4. Debt

Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2014, we had borrowings of $70.0 million and letters of credit of $0.3 million outstanding, and $54.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit

Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2014, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes

The following table sets forth our income tax provisions and effective tax rates for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax provision	$5,341	$5,626	$18,304	$19,782
Effective tax rate	38.3%	38.3%	38.3%	38.3%

The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.

Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2014, we did not have any estimated interest and penalties related to uncertain tax positions.

The tax years 2009 to 2013 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are currently subject to one state tax examination for the tax year of 2009. The outcome of the examination cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our consolidated financial position, results of operations, or cash flows.

We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.

Note 6. Stock-Based Compensation

At September 30, 2014, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of September 30, 2014, there were 927,912 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.

All option awards granted during the nine months ended September 30, 2014 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.

Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$2,094	$1,869	$6,118	$5,467
Tax benefit from stock-based compensation expense	(802)	(716)	(2,343)	(2,094)
Total stock-based compensation expense, net of tax	$1,292	$1,153	$3,775	$3,373

As of September 30, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$2,507	1.48
Restricted/Performance stock	$7,855	1.96

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.03%	0.67%
Expected volatility	37.05%	40.07%
Expected option life (in years)	4.39	4.40
Expected dividend yield	—%	—%

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

The following table summarizes the stock option activities in our Equity Plan during the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2013	1,380,425	$30.12			$12.56
Changes during period:
Granted	39,138	55.12			17.49
Exercised	(124,023)	29.24			12.48
Cancelled	(39,188)	42.36			17.90
Options outstanding as of September 30, 2014	1,256,352	$30.60	5.39	$18,542	$12.56
Options exercisable as of September 30, 2014	1,102,773	$28.96	5.20	$17,897	$12.02

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the nine months ended September 30, 2014:

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2013	212,413			$40.29
Changes during period:
Granted	113,376			52.33
Vested	(53,571)			38.76
Forfeited	(9,301)			42.82
Restricted/performance stock awards outstanding as of September 30, 2014	262,917	1.39	$11,012	$45.70

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income attributable to common stockholders	$8,607	$9,063	$29,490	$31,869
Weighted average number of common shares outstanding	17,187,819	16,839,069	17,122,574	16,769,085
Basic net income per share attributable to common stockholders	$0.50	$0.54	$1.72	$1.90
Diluted:
Net income attributable to common stockholders	$8,607	$9,063	$29,490	$31,869
Weighted average number of common shares outstanding	17,187,819	16,839,069	17,122,574	16,769,085
Weighted average number of dilutive common share equivalents from options to purchase common stock	465,073	529,357	469,302	470,211
Common shares and common share equivalents	17,652,892	17,368,426	17,591,876	17,239,296
Diluted net income per share	$0.49	$0.52	$1.68	$1.85
Outstanding stock options that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of September 30, 2014, the total number of excluded stock options was 77,576.

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

Government Claim

On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010 and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and were in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago) (U.S. District Court). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include, among other documents, the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision regarding the joint motion to dismiss has not yet been issued.

It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Note 9. Subsequent Events

Subsequent to September 30, 2014, we acquired the assets of two hospitalist physician practices.
On October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain current and former directors and officers of IPC.  IPC is named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to IPC’s billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  The litigation is in an early stage and the complaints have not yet been served. It is not possible to predict when these matters may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows.

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

Business Acquisitions
During the nine months ended September 30, 2014, we acquired fifteen hospitalist physician practices for a total estimated purchase price of $33,162,000. In connection with these acquisitions, we recorded goodwill of $32,668,000 and identifiable intangible assets of $494,000. Total transaction costs of $141,000 for our acquisition activities during the nine months ended September 30, 2014 were expensed as incurred.

In connection with these fifteen acquisitions, we recorded liabilities of $12,733,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for the seven acquisitions completed during the three months ended September 30, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future periods. The changes in fair value, if any, are recognized in our results of operations. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $2.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The net change in fair value for the nine months ended September 30, 2014 and 2013 was an increase to expense of $1.3 million and a reduction to expense of $6.1 million, respectively.

Income from operations, which includes the net change in fair value, and diluted earnings per share for the three months ended September 30, 2014 was $14.3 million (a decrease of 3.3%) and $0.49 diluted earnings per share, respectively, compared with $14.8 million and $0.52 diluted earnings per share, respectively, for the same period in the prior year. Excluding the net change in fair value, income from operations and diluted earnings per share for the three months ended September 30, 2014 was $16.7 million (an increase of 10.8%) and $0.57 diluted earnings per share, respectively, compared with $15.1 million and $0.53 diluted earnings per share, respectively, for the same period in the prior year.

Income from operations, which includes the net change in fair value, and diluted earnings per share for the nine months ended September 30, 2014 was $48.8 million (a decrease of 6.0%) and $1.68 diluted earnings per share, respectively, compared with $52.0 million and $1.85 diluted earnings per share, respectively, for the same period in the prior year. Excluding the net change in fair value, income from operations and diluted earnings per share for the nine months ended September 30, 2014 was $50.2 million (an increase of 9.3%) and $1.72 diluted earnings per share, respectively, compared with $45.9 million and $1.63 diluted earnings per share, respectively, for the same period in the prior year.
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

Additionally, the Bipartisan Budget Act of 2013 extended the 2% sequestration cut for Medicare through fiscal year 2023, and a bill signed by the President on February 15, 2014 further extended this cut for an additional year, through fiscal year

2024. The Protecting Access to Medicare Act of 2014 realigned the fiscal year 2024 Medicare sequestration amounts so that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months, instead of a 2.0 percent sequester for the full twelve-month period. Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. On September 19, 2014, President Obama signed into law an approximately $1 trillion Continuing Appropriations Resolution that funds the government through December 11, 2014, or until enactment of specified appropriations legislation. However, this new law is a temporary measure that does not resolve the debt-limit issue, and the Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are fully implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance, which started in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the “IPA Board”)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of late 2014, the President had yet to nominate anyone to serve on the IPA Board.

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

Results of Operations and Operating Data
The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating data – patient encounters	1,749,000	1,509,000	5,240,000	4,598,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	72.8%	72.6%	73.1%	73.0%
General and administrative	16.6%	16.5%	16.3%	16.0%
Net change in fair value of contingent consideration	1.4%	0.2%	0.3%	(1.4)%
Depreciation and amortization	0.8%	0.8%	0.8%	0.8%
Total operating expenses	91.6%	90.1%	90.5%	88.4%
Income from operations	8.4%	9.9%	9.5%	11.6%
Investment income	–	—%	–	—%
Interest expense	(0.2)%	—%	(0.2%)	(0.1)%
Income before income taxes	8.2%	9.9%	9.3%	11.5%
Income tax provision	3.1%	3.8%	3.6%	4.4%
Net income	5.1%	6.1%	5.7%	7.1%

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Our patient encounters for the three months ended September 30, 2014 increased by 240,000 encounters or 15.9% to 1,749,000, compared with 1,509,000 for the same period in the prior year. Net revenue for the three months ended September 30, 2014 was $169.8 million, an increase of $20.7 million, or 13.9%, from $149.1 million for the same period in the prior year. Of this $20.7 million increase, 62.0% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 38.0% was attributable to revenue generated from operations in new markets. Same-market net revenue increased 8.7% and same-market encounters increased 9.9%. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.

Physician practice salaries, benefits and other expenses increased by $15.3 million or 14.2% to $123.6 million, or 72.8% of net revenue, for the three months ended September 30, 2014, as compared with $108.2 million, or 72.6% of net revenue, for the same period in the prior year. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $9.7 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $5.6 million of the $15.3 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.5 million, or 14.2%, to $28.1 million, or 16.6% of net revenue, for the three months ended September 30, 2014, as compared with

$24.6 million, or 16.5% of net revenue, for the same period in the prior year. The 10 basis point increase as a percentage of revenue is primarily related to our expansion of our corporate business development and recruiting resources. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute business, expansion of our corporate business development and recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 15.3% of net revenue for the three months ended September 30, 2014 and 2013.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $2.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.

Income from operations for the three months ended September 30, 2014 decreased $0.5 million, or 3.3%, to $14.3 million from $14.8 million for the same period in the prior year. Our operating margin was 8.4% and 9.9% for the three months ended September 30, 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for the three months ended September 30, 2014 increased 10.8% to $16.7 million, or an operating margin of 9.8%, compared with income from operations of $15.1 million, or an operating margin of 10.1% for the same period in the prior year.

Our effective tax rate for the three months ended September 30, 2014 and 2013 was 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the three months ended September 30, 2014 decreased 5.0% to $8.6 million from $9.1 million for the same period in the prior year, and our net income margin was 5.1% for the three months ended September 30, 2014, compared with 6.1% for the same period in the prior year. Diluted earnings per share for the three months ended September 30, 2014 was $0.49, compared with $0.52 for the same period in the prior year. Excluding the net change in fair value, net income for the three months ended September 30, 2014 increased 9.1% to $10.1 million, or $0.57 diluted earnings per share, compared with net income of $9.2 million, or $0.53 diluted earnings per share for the same period in the prior year.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Our patient encounters for the nine months ended September 30, 2014 increased by 642,000 encounters or 14.0% to 5,240,000, compared with 4,598,000 for the same period in the prior year. Net revenue for the nine months ended September 30, 2014 was $514.8 million, an increase of $66.8 million, or 14.9%, from $447.9 million for the same period in the prior year. Of this $66.8 million increase, 67.0% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 33.0% was attributable to revenue generated from operations in new markets. Same-market net revenue increased 10.1% and same-market encounters increased 8.4%. The difference between revenue growth and encounter growth is attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and a true-up to previously estimated parity rates.

Physician practice salaries, benefits and other expenses increased by $49.6 million or 15.2% to $376.5 million, or 73.1% of net revenue, for the nine months ended September 30, 2014 as compared with $326.9 million, or 73.0% of net revenue, for the same period in the prior year. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $34.0 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $15.6 million of the $49.6 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses increased $12.4 million, or 17.3%, to $84.1 million, or 16.3% of net revenue, for the nine months ended September 30, 2014, as compared with $71.7 million, or 16.0% of net revenue, for the same period in the prior year. The 30 basis point increase as a percentage of revenue is primarily related to our expansion of our corporate business development and recruiting resources. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute business, expansion of our corporate business development and recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 15.1% and 14.8% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

The net change in fair value for acquisitions was an increase to expense of $1.3 million and a reduction to expense of $6.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Income from operations for the nine months ended September 30, 2014 decreased $3.1 million, or 6.0%, to $48.8 million from $52.0 million for the same period in the prior year. Our operating margin was 9.5% and 11.6% for the nine months ended September 30, 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for the nine months ended September 30, 2014 increased 9.3% to $50.2 million, or an operating margin of 9.7%, compared with income from operations of $45.9 million, or an operating margin of 10.2% for the same period in the prior year.

Our effective tax rate for the nine months ended September 30, 2014 and 2013 was 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.

Net income for the nine months ended September 30, 2014 decreased 7.5% to $29.5 million from $31.9 million for the same period in the prior year, and our net income margin was 5.7% for the nine months ended September 30, 2014, compared with 7.1% for the same period in the prior year. Diluted earnings per share for the nine months ended September 30, 2014 was $1.68, compared with $1.85 for the same period in the prior year. Excluding the net change in fair value, net income for the nine months ended September 30, 2014 increased 7.7% to $30.3 million, or $1.72 diluted earnings per share, compared with net income of $28.1 million, or $1.63 diluted earnings per share for the same period in the prior year.

Liquidity and Capital Resources
As of September 30, 2014, we had approximately $80.2 million in liquidity, which is composed of $25.5 million in cash and cash equivalents and an available line of credit of $54.7 million. We had borrowings of $70.0 million from our revolving line of credit outstanding at September 30, 2014, which was used to fund our practice acquisitions.

Net cash provided by operating activities was $53.8 million and $46.6 million for the nine months ended September 30, 2014 and 2013, respectively. The changes in working capital during the nine months ended September 30, 2014 was largely related to an increase in accounts receivable of $7.1 million, a decrease in prepaid expenses and other current assets of $9.6 million, an increase in accounts payable and accrued liabilities of $4.0 million and an increase in accrued compensation of $6.6 million primarily related to timing of payrolls and physician bonus payments.

Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 55 DSO and 56 DSO as of September 30, 2014 and December 31, 2013, respectively. We calculate our DSO using a three-month rolling average of net revenues.

Net cash used in investing activities was $38.8 million for the nine months ended September 30, 2014, compared with $71.1 million for the same period in the prior year. Cash of $35.1 million was used in the nine months ended September 30, 2014 for physician practice acquisitions and contingent consideration payments on prior acquisitions, compared with $68.0 million for the same period in the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.

For the nine months ended September 30, 2014, net cash used in financing activities was $14.5 million, compared with $30.7 million of cash provided by financing activities for the same period in 2013. During the nine months ended September 30, 2014, we repaid $20.0 million of our outstanding revolving line of credit. During the nine months ended September 30, 2013, we repaid $20.0 million of our outstanding revolving line of credit and borrowed $45.0 million under the revolving line of credit to fund our practice acquisitions towards the end of such period.

Credit Facility and Liquidity
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2014, we had borrowings of $70.0 million and letters of credit of $0.3 million outstanding, and $54.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2014 was 1.4375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2014, we were in compliance with such financial covenants and restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $70.0 million bearing an annual interest of 1.4375% under our Credit Facility at September 30, 2014. A 1.0% change in interest rate on our borrowings of $70.0 million would result in an impact to income before income taxes of approximately $700,000 on an annual basis.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2014, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Government Claim
On June 7, 2010, we received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that we have submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010 and requested production of a range of documents relating to our Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. We believe we have a strong compliance focus and that we operate with appropriate billing policies, procedures, provider training, and compliance programs and controls. We produced responsive documents and were in contact with representatives of the DOJ who informed us that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago) (U.S. District Court). We also were informed that several state attorneys general were examining our Medicaid claims in coordination with the DOJ.

Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include, among other documents, the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision regarding the joint motion to dismiss has not yet been issued.

It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Derivative Lawsuits
On October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain current and former directors and officers of IPC.  IPC is named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to IPC’s billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  The litigation is in an early stage and the complaints have not yet been served.

It is not possible to predict when these matters may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.    EXHIBITS
(a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 24 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2014.

IPC THE HOSPITALIST COMPANY, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/s/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated By-laws.

3.2	Fourth Amended and Restated Certificate of Incorporation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document