Form 10-K
period 2014-12-31
IPC Healthcare, Inc.
filed 2015-02-23
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33930

IPC HEALTHCARE, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $745,957,262, computed by reference to the closing price on the NASDAQ Global Select Market of $44.22 per share of Common Stock on June 30, 2014. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
As of February 16, 2015, there were 17,282,657 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

IPC HEALTHCARE, INC.
FORM 10-K
ANNUAL REPORT

In this Annual Report on Form 10-K (the “Report”), unless otherwise expressly stated or the context otherwise requires, “IPC,” “we,” “us” and “our” refer to IPC Healthcare, Inc., a Delaware corporation, and its wholly-owned subsidiaries, together with IPC’s affiliated professional corporations and limited liability companies (“affiliated professional organizations”). Our affiliated professional organizations are separate legal entities that provide physician services in certain states and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying consolidated financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated clinicians” refers to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our affiliated professional organizations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.
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
Company Overview
We are a leading national acute hospitalist and post-acute provider group practice in the United States. Hospitalist medicine is organized around inpatient care, delivered primarily in acute care hospitals, and post-acute medicine is delivered primarily in skilled nursing facilities. Our clinical services are focused on providing, managing and coordinating the entire episode of care of inpatients. We believe we are the largest dedicated hospitalist and post-acute provider in the United States based on revenues, patient encounters and number of affiliated clinicians. As of December 31, 2014, our over 1,860 affiliated clinicians, including physicians, nurse practitioners and physician assistants (collectively “affiliated clinicians”) practice in over 410 hospitals and 1,500 other inpatient and post-acute care facilities primarily in 28 states. We have had approximately 18.8 million patient encounters since the beginning of 2012. Collectively, our affiliated clinicians work with more than 48,000 referring physicians and 3,500 health plans. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with the success of hospitalist medicine.
We began operating our first hospitalist practice in 1998 and in recent years have also become a leading provider in the post-acute arena. Since that time we have increased the number of practice groups to over 300 as of December 31, 2014. In the three years ending December 31, 2014, we have acquired 56 practice groups. We successfully integrated these acquisitions into IPC and onto our proprietary technology-based practice management system known as IPC-Link®. Our affiliated clinicians are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 860 other physicians and non-physician providers and contract with over 70 independent contractors, who provide episodic care as needed.
We assist hospitals, post-acute care facilities and payors in improving quality of care, increasing operating efficiencies and reducing costs. Through our affiliated clinicians, we provide, manage and coordinate the care of hospitalized patients and serve as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or their specialties. We also provide our affiliated clinicians with the infrastructure, information management systems, specialized training programs and administrative support necessary to perform these services. We believe we are an attractive employer to hospitalists and post-acute clinicians, whether practicing as individuals or in groups, because our administrative services help reduce the burden associated with managing a physician practice. Likewise, we believe hospitalists and post-acute clinicians choose to affiliate with us because of our leadership position, financial resources, technology-based infrastructure, commitment to training and development, and our performance-based compensation. We provide a comprehensive solution of clinical and management experience, proprietary technology and high quality of care to healthcare constituents, which we believe provides us with a sustainable competitive advantage to capitalize on the continued growth in demand for hospitalists and post-acute clinicians.
Industry Overview
Founded approximately 20 years ago in the early 1990s, the field of hospitalist medicine continues to be an evolving and developing medical specialty. Our clinicians focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the acute and post-acute care delivery system and manage the entire inpatient episode of care. Our clinicians receive medical training generally in primary care, with the majority having experience in internal medicine, family practice or other medical specialties. Our hospitalists and post-acute clinicians differ from primary care physicians and specialists by treating patients only in non-office based settings. By focusing exclusively on inpatient medicine, our clinicians develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization and the optimization of patient care within a hospital or a post-acute care facility. Our clinicians practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. Acute care hospitals represent the largest component of inpatient facilities in which our clinicians practice. We believe our clinicians serve a necessary and critical role in coordinating, managing and communicating with the different healthcare constituents within the inpatient care and post-hospital settings.
Our clinicians assume the inpatient care responsibilities that are otherwise provided by the primary care physician or attending physician and are reimbursed by third parties using the same visit-based or procedural billing codes as would be used by the primary care physician or attending physician. By practicing each day in the same facility, our clinicians perform consistent functions, interact regularly with the same healthcare professionals and become highly accustomed to specific facility processes, which can result in greater efficiency, less process variability and better patient outcomes. We believe our hospitalists and post-acute clinicians are better able to achieve these results because of their exclusive focus on inpatient care without the inherent distraction of balancing both inpatient and outpatient care responsibilities. Likewise, we believe our clinicians generate operating and cost efficiencies by managing the treatment of a large number of patients with similar clinical needs.
According to the Society of Hospitalist Medicine (SHM), the number of hospitalists has grown over the past decade from a few hundred to more than 44,000 at the end of 2014, making it one of the fastest-growing medical specialties in the United States. The SHM also reports that hospitalists now have a presence at a majority of hospitals nationwide.
We believe the growing demand for hospitalists and post-acute clinicians is primarily driven by six significant changes in the healthcare delivery system:

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

Our Company and Our Solution

We seek to provide high-quality professional medical care for patients while reducing the cost of care for acute and post-acute care facilities and payors. Either through our wholly-owned subsidiaries or our affiliated professional organizations, as of December 31, 2014 we employ or currently affiliate with 1,867 clinicians, including physicians, nurse practitioners and physician assistants, who are organized into traditional medical group practices to provide hospitalist and post-acute care services. To enhance the efficiency of these operations, we offer our affiliated clinicians specialized training programs, information management systems and the administrative support necessary to effectively manage these nationally integrated practice group organizations. We have entered into long-term management contracts with our affiliated professional organizations in those states where business entities, as opposed to physicians, are prohibited by statute from practicing medicine and include these entities in our consolidated financial statements.
We generate approximately 92% of our net revenues through our affiliated clinicians’ patient encounters at hospitals and other inpatient and post-acute care facilities. Patients are referred to our affiliated clinicians through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. The remainder of our revenues is substantially comprised of contracts with hospitals and other inpatient and post-acute care facilities to provide clinical services.
We believe each major constituent of the healthcare delivery system, including patients, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, post-acute care facilities and health plans, can benefit from better coordinated inpatient care. We are positioned to assist each of these constituents in finding solutions to many of the challenges associated with patient care at inpatient facilities.
Patients
Patients frequently experience medical conditions at unpredictable times and may require admission to a hospital or other inpatient or post-acute care facility when their primary care physician is unavailable or patients may not have a primary care physician. The quality or the perception of the care received by the patient may suffer as a result of the limited availability of dedicated clinicians in the inpatient setting to answer patient questions and provide continuity throughout the inpatient experience. Uncoordinated communication between healthcare providers, patients and family members often negatively affects the inpatient experience and may also impact patient outcomes.
In addition to providing medical services, our affiliated clinicians are trained to serve as team leaders in coordinating acute and post-acute care and providing a consistent, single point of contact for patients, family members, facility administrators and medical professionals. Our affiliated clinicians facilitate the communication of patient information in the inpatient setting and, after the patient is discharged, often assist with the transition to outpatient or other post-hospital care by communicating with the outpatient physician provider. In the event a patient does not have a primary care physician, our clinicians refer the patient to physicians or clinics in the area.
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
We train and support our affiliated clinicians to manage the care of hospitalized and post-acute patients, enabling them to assume the patient care responsibilities that were previously provided by the primary care physician. As a result of our services, primary care physicians have the opportunity to spend more time treating office-based patients, which may increase their earnings. Our hospitalist and post-acute care programs result in reduced on-call time for primary care physicians and relieve practice demands during evenings and weekends. Our affiliated clinicians also coordinate the discharge and transition of inpatients to outpatient care by communicating with patients’ primary care physicians after discharge from an inpatient facility. We believe that this communication also enhances patients’ continuity of care.
Specialists

Specialist physicians are trained to focus on specific procedures or medical conditions. As a result, specialists often desire to limit their practice to their medical specialty. Hospitalized patients, however, frequently experience multiple medical conditions that require consideration and coordination among several specialists and other care providers. For example, an orthopedic surgeon treating an elderly patient must consider the patient’s other medical conditions, such as diabetes or hypertension, which can be treated by our affiliated clinicians or other healthcare providers.
Our affiliated clinicians focus on the needs of hospitalized patients, thereby relieving specialists of primary responsibility for certain unrelated clinical issues in the inpatient setting and providing these specialists with an opportunity to focus on their specialty. We believe that this enhances the productivity of specialists. Our affiliated clinicians also serve as a liaison between specialists and patients, primary care physicians, other care providers, and family members.
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
Our hospitalist programs are structured to provide acute care hospitals with a consistent on-site physician presence that typically results in fewer admitting physicians overseeing patients in the hospital, thereby reducing process variability and enhancing the ability to implement standardized practices. We believe our affiliated clinicians’ consistent presence in the facilities leads to more efficient processes within the acute care hospitals, which can improve clinical outcomes, decrease average length of inpatient stay and lower costs per day. By concentrating the care of more patients with relatively fewer physicians, hospitals can more easily implement new initiatives and enhance compliance with protocols. We believe our hospitalist training programs lead to improved medical record documentation, which can improve hospital reimbursement and result in better regulatory compliance. Overall, through our hospitalist programs, we provide acute care hospitals with increased patient coverage, rapid response times, efficient management of care for insured and indigent patients and increased emergency department throughput.
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
Our affiliated clinicians provide alternative sites of inpatient care in the post-acute setting with consistent on-site physician availability and experience. We believe this benefits inpatient care in post-acute care facilities by providing a single point of contact and regular communication with other healthcare constituents outside the site of care. Our clinicians in both post-acute and acute care facilities may coordinate patient care with each other, thereby providing a continuum of care which improves quality of care while enhancing the patient experience. By coordinating inpatient care at such facilities, we believe our affiliated clinicians manage the appropriate utilization of patient care to the benefit of both the facility and the patients.
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
Health plans contract with our credentialed affiliated clinicians to provide in-network coverage for hospitalized members. We believe our affiliated clinicians provide consistent healthcare practices, coordinate ordering of diagnostic tests with outpatient physician providers and reduce process variability, resulting in reduced medical costs for health plans while promoting quality of care.

Our Services
We provide our affiliated clinicians with administrative and professional services to support their practice of medicine, reduce their administrative burden and improve their operating efficiencies.
Information Management System. We provide our affiliated clinicians with access to IPC-Link® and other third party applications (collectively IPC-Link®) through our web-based “Virtual Office” portal to support their clinical, administrative and communications needs. IPC-Link® is distinctive in its ability to capture the results of each doctor-patient encounter and organize these results into a searchable database. IPC-Link® enables our affiliated clinicians to view and record important patient data, and allows clinicians in a practice group to share patient information as needed. Additionally, the technology enables our affiliated clinicians to communicate directly and securely to our clinical call center and our risk management and compliance departments. IPC-Link® includes a secure, HIPAA-compliant web interface, which allows us to assume responsibility for billing, collection and reimbursement for services rendered by our affiliated clinicians.
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
Regional Management. Each of our operating regions is led by an experienced executive director and team of marketing and administrative staff that is responsible for the overall non-clinical management of our affiliated practice groups within a region, as well as coordinating clinician recruitment, monitoring financial performance and contracting with facilities and payors. Our regional executive directors and their staff provide our affiliated clinicians with direct, day-to-day access to an experienced management team that is familiar with the opportunities and challenges faced by our clinicians in a particular region.
Recruiting. As a national company, we have greater resources to commit to recruiting hospitalists and post-acute clinicians than most other practice groups do. We have a dedicated staff of recruiting professionals who are regionally assigned to source, screen and provide candidates to each of our local markets. Our recruiting strategy includes advertising in national physician publications and websites, exhibiting at professional association meetings, establishing a regular presence at select residency programs and leveraging our existing clinician relationships.
Training. We have developed extensive training programs and tools for our newly hired clinicians and our existing affiliated clinicians. Our newly hired clinicians are required to enroll in our comprehensive new hire training program prior to treating patients. The new hire training program emphasizes the role of the hospitalist or post-acute clinician in leading the clinical care team and provides training on billing and medical record documentation, compliance, risk management and other related topics regarding hospitalist and post-acute care practices. Newly hired clinicians are also paired with experienced local affiliated clinicians as part of the new-hire training program. We provide continuing medical education programs for our existing affiliated clinicians that are designed to enhance the skills of our affiliated clinicians in key areas, including clinical, risk management and compliance. We sponsor local and national retreats for our affiliated clinicians to foster better communication and learning and enhance their professional practices. Additionally, we use the automated reporting capabilities of IPC-Link® to allow our affiliated clinicians to compare and benchmark performance metrics. This information provides positive feedback to our affiliated clinicians when strong performance is achieved and helps to identify specific areas for improvement.
Financial Reporting. Each month we provide our practice groups with a detailed financial statement that enables each of our affiliated clinicians to see the financial performance of their respective practices. Our incentive compensation plan is based on these financial statements and provides transparency regarding bonus compensation to our affiliated clinicians.
Billing and Collections. We assume responsibility for all billing, reimbursement and collection processes relating to clinical services provided by our affiliated clinicians and practice groups. To address the increasingly complex and time-consuming process for obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process. We provide extensive training to our affiliated clinicians, which emphasizes detailed documentation and proper coding protocol for services provided and procedures performed.

Risk Management. We provide risk management and quality management programs to our affiliated clinicians. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into medical claims. Our risk management program includes clinician education and a sophisticated claims management program. The collection and analysis of claims data enables us to identify loss patterns and trends to better target risk management intervention and proactively address potential liability. Risk management education is included in our core orientation program for newly hired clinicians, and advanced risk management topics are offered to our tenured affiliated clinicians.
Compliance. Compliance programs are an important part of our operations, which permit us and our affiliated clinicians to respond to new regulations and legislation as they arise. We have invested significant resources in developing and enhancing our compliance programs, including proprietary compliance issue tracking databases, routine checks of the U.S. Department of Health and Human Services Office of the Inspector General (OIG) list of Excluded Persons or Entities, automated monitoring of key claims management processes and facility contract analysis and monitoring. We also provide comprehensive monitoring and internal auditing processes by both internal staff and third-party coding specialists. Compliance education is an important component of our new hire training program for our entire staff.
Our Operating Structure
We are a leading national acute hospitalist and post-acute provider group practice consisting of over 330 local practice groups operating in 36 different regions as of December 31, 2014. The practice groups within each region generally consist of all of our affiliated clinicians that practice at a specific inpatient facility. These practice groups are supported by both dedicated local professional management teams and clinical leadership.
Operational Management Teams. Our 36 regions are each organized around a regional executive director and a small staff of marketing/practice management and administrative personnel. These management teams are responsible for strategic planning, coordinating with our national staff to recruit clinicians, managing hospital and post-acute care facilities, and payor relationships and contracts, monitoring financial performance, marketing to new referral sources, credentialing with hospitals and payors, identifying new facilities in markets where we may expand our presence and managing the day-to-day non-clinical practice activities.
Clinical Leadership. Each practice group has a practice group leader who is involved in the management of the practice group, including staffing and scheduling, monitoring quality of care and financial performance, and new clinical programs. Each practice group leader is a practicing clinician and is part of a regional council that advises the region’s executive director, contributes to clinical leadership for the region, and engages in the planning process for the region. Each regional council appoints a representative to serve on our national advisory board, which advises our chief medical officer. We also support the regional and local clinical leadership structure with our corporate medical affairs department, which monitors company-wide clinical performance and benchmarks, develops programs and coordinates our clinical research activities. In July 2010, we launched a Fellowship Program in Hospitalist Leadership in partnership with the University of California, San Francisco Division of Hospital Medicine and its Center for the Health Professions. We believe this program continues to represent the most advanced and effective clinical leadership program available in hospitalist and post-acute medicine.
Development and Acquisition Program
We have a dedicated development and acquisition team whose role is to execute our growth strategy by identifying and capitalizing on complementary facility contract and acquisition opportunities in new markets. In existing markets, our development and acquisition team assists the executive director for the region with growth opportunities by identifying and capitalizing on acquisitions of other local practice groups or contracting with new facilities within the region or obtaining contracts with facilities where our affiliated clinicians are already practicing. In new markets, our development and acquisition team identifies acquisition and contract opportunities and coordinates the due diligence, negotiation and execution of these acquisitions and hospital contracts.
Technology-Based Management System
IPC-Link® is a fully-integrated technology-based management system that supports the clinical, administrative and communication needs of our affiliated clinicians. Our system contains proprietary software, sophisticated databases and rules engines, automated billing interfaces and extensive web-based reporting tools. We developed the system internally and have designed this system to accommodate significant future growth in our business. We have also integrated IPC-Link® with related third party software, including the provision of electronic health record systems (E.H.R.) to some of our affiliated post-acute care clinicians. We continue to focus on integrating information flows to assist with transitions of our patients to different settings of care.

Our affiliated clinicians access IPC-Link® through our web-based “Virtual Office” portal, which can be accessed through a web browser running on any internet connected computer. This portal into the system provides our dispersed workforce with extensive resources and information content and serves as a centralized contact point for our affiliated clinicians. The “Virtual Office” provides regional and company-wide news, clinical reference materials, an on-line library, practice schedules, access to clinical and business reports related to the practice groups, web-based continuing medical education, patient feedback, access to employee benefits plan information and a secure e-mail system with all of our employees. Our affiliated clinicians must utilize this portal to access their clinical information and bill for their services.
Our affiliated clinicians use IPC-Link® to record each patient encounter and are directly responsible for entering data into the system to reduce chances for error or misinterpretation by a nurse or assistant. Our system audits the billing information entered by our affiliated clinicians for completeness and accuracy and creates an electronic billing file for automated submission to payors. IPC-Link® is distinctive in its ability to capture the results of each clinician-patient encounter and organize these results into a searchable database.
IPC-Link® technology enables our affiliated clinicians to communicate directly and securely with referring physicians and other healthcare constituents in addition to our clinical call center and our risk management and compliance departments. For example, based on information entered directly by the clinician, our system produces concise admission, progress and discharge notes and faxes this information to referring physicians and other healthcare constituents. Our faxed discharge notes contain key patient information for use following discharge such as diagnoses, medical tests and studies performed, consultants used, medications prescribed, home care ordered and follow-up care recommendations. IPC-Link® also alerts our call center when a patient has been discharged from the hospital to home and generates a tailored post-discharge survey that we administer to that patient by phone. IPC-Link® compiles call center findings and interventions and faxes a summary to the patient’s outpatient physician.
We also use IPC-Link® to help monitor our financial and clinical performance. We create customized, web-based reports based on near real-time data to track important operating metrics, including length of stay, patient volumes and physician productivity, referral sources and trends, readmission rates, physician billings, clinical quality indicators, patient satisfaction and patient post-discharge survey results.
In addition to our intellectual property rights related to IPC-Link®, we also own certain copyrights, trademarks and trade secrets.
Contracts with Inpatient Facilities
Our affiliated clinicians, in general, provide services in any inpatient facility where they have credentials, called privileges, regardless of whether we have entered into a contract with the inpatient facility. When we contract with hospitals and other inpatient or post-acute care facilities, we typically provide various professional services, including supporting the emergency department, assisting in bed allocation, planning patient discharge, coordinating with ancillary departments, cooperating with facility management, developing facility policies and procedures, training facility personnel and developing call schedules. We believe our facility contracts benefit the inpatient facility by establishing a stable and consistent provider of hospitalist and post-acute care services to that facility, while we benefit by having our affiliated clinicians obtain the opportunity to provide patient care services to patients admitted through the emergency department who do not have a primary care physician available to care for them, expanding the base of the referral relationships within the facility and strengthening our contractual revenue base. In these contracted facilities, billings to third-party payors for direct patient care constitute the most significant source of our revenue.
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
Contracts with Health Plans
Our regional management teams negotiate health plan contracts on behalf of our affiliated clinicians in their local markets. These agreements vary from plan to plan and payment is typically a negotiated fee per service. Our regional management teams assist our affiliated clinicians with any required credentialing with these plans, provide ongoing contract management and maintain the relationships with the health plans. We believe that these health plan contracts can enhance our practices by capturing additional patient volumes as well as promoting prompt payment for services.

Affiliated Clinicians and Practice Groups
Our practice groups and affiliated clinicians are responsible for the provision of medical care to patients. Our affiliated clinicians are employees of either our wholly-owned subsidiaries or affiliated professional organizations. Our affiliated professional organizations are separate legal entities, comprised of corporations, limited liability companies and limited partnerships. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules as described in our accompanying consolidated financial statements. We provide all of the non-medical, administrative and management services necessary for the operations of each of our affiliated professional organizations under comprehensive long-term management agreements. Under the terms of these agreements, we are paid for the provision of these non-medical management services based upon either the financial performance of the applicable practice group or a fixed fee. Each agreement is for a term of 20 years with 10 year automatic renewal periods, which we may terminate at any time, with or without cause, with 30 days prior written notice to the affiliated professional organization. Agreements with our affiliated professional organizations contain a confidentiality provision and a power of attorney appointing our company as its attorney-in-fact.
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
Our affiliated clinicians are employed under contracts which typically have one or two year employment terms with automatic extensions. The contracts can be terminated with cause for various reasons, and generally contain provisions allowing for termination without cause by either party upon 30 to 60 days notice. Agreements with our affiliated clinicians generally contain a confidentiality provision and a non-compete and/or non-solicitation provision. The scope and enforceability of these provisions varies from state to state.
Our affiliated clinicians generally are paid a competitive fixed base salary, and most are eligible to participate in our physician incentive compensation plan, which provides varying bonuses based upon productivity and practice group profitability. We typically provide professional liability and workers compensation coverage, along with vacation, sick leave, continuing medical education, health, disability and 401(k) benefits.
We also utilize the services of independent contractors for certain of our health plan contracts. The independent contractors are paid on a per case basis.
Competition
The healthcare industry is highly competitive, and the market for hospitalists and post-acute clinicians within this industry is highly fragmented. We believe we are the largest dedicated hospitalist and post-acute provider group practice in the United States based on revenues, patient encounters and number of affiliated clinicians. In each of our local markets and throughout the United States, there are acute and post-acute care practice groups of varying sizes, as well as privately-owned practices, with which our practice groups compete.
Companies in other segments of the healthcare industry, such as emergency department service companies, also provide hospitalist and post-acute care services. Competitors of this nature on a national basis include companies such as Team Health and Envision, each of which may have greater financial and other resources available to them, affording them greater access to physicians as well as potential customers.
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
We are also dependent on our affiliated clinicians to provide services and generate revenue. Competition for qualified physicians to act as hospitalists or post-acute clinicians is intense. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of such physicians.
Geographic Coverage
We provide services primarily in the following 28 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, and Washington. During 2014, approximately 57% of our net revenue was generated by operations in Arizona, Florida, Massachusetts, Michigan, and Texas. In particular, Florida and Texas accounted for approximately 32% of our net revenue for 2014. Our growth strategy contemplates that we will continue to grow our business, in part, by expanding into new markets outside of the states in which we currently operate.
Professional Liability and Other Insurance Coverage
Our business has an inherent risk of claims of medical malpractice against our affiliated clinicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated clinicians on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated clinicians to maintain hospital privileges. We record in our consolidated financial statements estimates for our liabilities, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to U.S. generally accepted accounting principles (GAAP). See our discussion in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are required to pay materially exceed our estimates, our financial condition and results of operations could be materially adversely affected.
Our professional liability insurance policy, which ends December 31 of each year, is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. In December 2014, we renewed our annual professional liability insurance policy for 2015, effective January 1, 2015, under the same terms as our 2014 policy. There can be no assurance that we will obtain substantially similar coverage as is provided under the 2015 policy at acceptable costs and on favorable terms upon its expiration.
We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. In addition to the known incidents that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated clinicians in the future where the outcomes of such claims are unfavorable. We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on our business.
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
Employees
The following is an approximate break-down of the affiliated clinicians and non-clinical staff employed or contracted by our wholly-owned subsidiaries or our affiliated professional organizations by job classification as of December 31, 2014 and 2013:

Job Classification	2014	2013
Employed physicians	1,259	1,257
Nurse practitioners and physician assistants	608	508
Independent contracted physicians	72	97
Non-clinical employees	974	907
Total	2,913	2,769

In addition to the full-time and part-time employees and independent contractors included above, we have employment agreements with over 860 other physicians and non-physician providers, who provide episodic care as needed. All of our employees and independent contractors are located in the United States. None of our employees are covered by collective bargaining agreements. We have had no labor-related work stoppages, and we believe we have positive relations with our employees and independent contractors.
Legal Proceedings
In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated clinicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, grants the motion to dismiss in part and denies it in part. The Court’s Opinion and Order dismisses the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denies the request to dismiss IPC, which remains the sole defendant in the lawsuit.
It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
Company Information
Founded in 1995 by Chairman and Chief Executive Officer, Adam D. Singer, M.D., we were incorporated in Delaware in January 1998. Our principal executive offices are located at 4605 Lankershim Boulevard, Suite 617, North Hollywood, California 91602. Our telephone number is (888) 4IPC-DOC (888-447-2362). We maintain a website at www.ipchealthcare.com.
Available Information
Our internet website address is www.ipchealthcare.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto is not a part of, and is not incorporated by reference into, this Report.
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
False Claims Acts
The federal civil False Claims Act imposes civil liability on an individual or entity that knowingly submits false or fraudulent claims for government funds or makes false statements material to a false or fraudulent claim for government funds. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for government funds, or has made a false statement or used a false record material to a false claim for government funds. Private parties may initiate qui tam whistleblower lawsuits against a person or an entity under the False Claims Act in the name of the government and may share in any recovery. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs (e.g., Medicaid). By way of illustration, these prosecutions may be based upon alleged patterns of improper coding, billing for services not rendered, billing services at a higher payment rate than appropriate, billing for care that is not considered medically necessary, and billing for services performed in violation of other laws, such as the federal Anti-Kickback Statute (Anti-Kickback Statute). Pursuant to the Fraud Enforcement and Recovery Act of 2009, the False Claims Act applies even to requests for payment submitted to non-government intermediaries which administer or otherwise coordinate payments for Medicare, Medicaid or other healthcare programs. Further, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) established that a claim arising out of a violation of the Anti-

Kickback Statute may be a false claim for purposes of the False Claims Act. ACA also created an affirmative obligation to return an identified Medicare or Medicaid overpayment to the government within the later of 60 days of identification or the date any corresponding cost report was due, if applicable, and provided that failure to do so may constitute a false claim for purpose of the False Claims Act. In 2012, the Centers for Medicare and Medicaid Services (CMS) released a proposed rule interpreting and implementing this provision of the ACA. Despite the statutory provision’s legal effect, as of mid-February 2015, CMS has yet to finalize any guidance regarding its implementation of the rule.
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
Most states have enacted false claims acts that are similar to the federal False Claims Act, as Section 6031 of the Deficit Reduction Act of 2005 (DRA) amended the federal law to encourage the enactment of these types of statutes. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The number of state-initiated false claims enforcement actions has increased since the passage of the DRA. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, over half of the states and the District of Columbia have some form of a state false claims act, 28 of which the OIG has reviewed as of January 2015. We operate primarily in 28 states, and many, including the following, have some form of a state false claims act: California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia and Washington.
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
Health Information Privacy and Security Standards
Among other directives, the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy standards contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by “HIPAA covered entities,” which include entities like our affiliated clinicians and practice groups. For example, the privacy standards give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities must provide a written Notice of Privacy Practices (NPPs) to individuals that describes how the entity uses and discloses PHI and how individuals may exercise their rights with respect to their PHI. Further, for most uses and disclosures of PHI other than for treatment, payment, healthcare operations, and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure.
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
On January 17, 2013, the Office for Civil Rights (OCR) of HHS released an omnibus final rule (Final Rule) which made significant changes to the privacy standards, security standards, and the breach notification regulations. The provisions of the Final Rule went into effect on March 26, 2013, but covered entities and business associates generally had until September 23,

2013 to comply with its provisions. Additionally, transition provisions related to business associate agreements grant covered entities and business associates a longer period to comply with the provisions of the Final Rule requiring amendment of business associate agreements if certain conditions apply. If such conditions are met, the business associate agreement will be deemed compliant until the earlier of the date that such agreement is renewed or modified after September 23, 2013, or September 22, 2014.
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
Further, the Final Rule supplants the previously issued Interim Final Breach Notification Rule and, among other changes, replaces the “harm” threshold under the Interim Final Breach Notification Rule in favor of what OCR describes as a more objective test to determine whether a breach of unsecured PHI is reportable under the law. Under the Final Rule, in the event of a breach of unsecured PHI and in addition to reasonable remediation, covered entities and business associates must demonstrate and document that there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. If a reportable breach occurs, the affected individual(s), HHS, and, in some cases, the media must be notified. HHS has entered into settlement agreements with covered entities and business associates for HIPAA breaches and similar violations. In light of this regulation and enforcement activity, we have taken steps to reduce the amount of unsecured PHI we handle and retain.
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
We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, state attorneys general now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals was required to be in place by February 17, 2012, but has yet to be implemented.
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
Electronic Health Records

HITECH also enacted requirements related to the use of certified Electronic Health Records (EHRs), including incentive payments for early adoption and use of EHR (Medicare and Medicaid EHR Incentive Programs). In the 2014 Medicare Physician Fee Schedule Final Rule, CMS finalized its proposal to require eligible professionals who seek to report clinical quality measures (CQMs) electronically under the Medicare EHR Incentive Program to use the most recent version of the electronic specifications for the CQMs and have certified EHR technology that is tested to the most recent version of the electronic specifications for the CQMs. CMS also created two additional options for eligible professionals to report CQMs for calendar year 2014: (i) a clinical data registry option, and (ii) a group reporting option. In the 2015 Medicare Physician Fee Schedule Final Rule, CMS modified its earlier rule, and effective January 1, 2015, physicians are no longer required to recertify their EHR products to the most recent version of the electronic specifications for the CQMs.
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
Fee-Splitting and Corporate Practice of Medicine
Of the 28 states in which we primarily operate, many have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.
In states that prohibit the corporate practice of medicine, we operate by maintaining long-term management contracts with affiliated professional organizations, each of which is owned and operated by a single shareholder and which employ or contract with additional physicians to provide hospitalist and post-acute care services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.
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
We believe that we are in substantial compliance with applicable state laws prohibiting the corporate practice of medicine or fee splitting. However, some of the relevant laws, regulations, and agency interpretations in the states in which we operate have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements.
Deficit Reduction Act of 2005
Among other mandates, the DRA created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. Beginning in 2015, we will be required to comply with section 6032 because we received payments of over $5.0 million from Medicaid during the Federal fiscal year ending in 2014 from at least one state. We maintain policies and procedures for preventing and detecting fraud, waste and abuse and will make those written policies and employee handbook materials available to all employees and to specified contractors and agents as required by the DRA. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.
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
New York also requires entities that claim, order or receive at least $500,000 in any consecutive 12-month period from Medicaid to meet state mandatory compliance program requirements and provide an annual certification of compliance. Beginning in 2014, our New York affiliates were required to attest to compliance with the New York Medicaid compliance program requirements.

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
Professional Licensing Requirements
Our affiliated clinicians must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including loss of licensure, and could possibly subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.
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
We rely upon our affiliated clinicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned on our affiliated clinicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided, and the medical necessity for the services. If our affiliated clinicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid.
Direct and indirect cost containment efforts at the state and federal level may materially impact reimbursement for our services. We believe these trends in cost containment will continue. The Medicare program reimburses for our services based upon the rates established under the Medicare Physician Fee Schedule, and each year, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. The current Medicare Physician Fee Schedule methodology has significantly reduced the overall reimbursement rates for physician services because it relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred in every year since 2002, and the reoccurrence of which we cannot predict. Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. On April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which extends the 0.5% update through December 31, 2014 and replaces it with a 0% update from January 1 through March 31, 2015. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results-Rate Changes by Government Sponsored Programs.”
Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has extended the work GPCI floor several times, most recently in the Protecting Access to Medicare Act of 2014, which blocks the GPCI payment adjustment until April 1, 2015, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.
Section 5501(a) of the Affordable Care Act authorized a quarterly primary care incentive payment (PCIP) program to augment the Medicare payment for primary care services when furnished by primary care practitioners beginning in 2011. Incentive payments equal 10 percent of the Medicare paid amount for eligible primary care services. Unless extended, the PCIP payment program will end and further bonus payments under the program will be unavailable after December 31, 2015.
Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended sequestration for Medicare for another two years, through 2023, and a bill signed by the President on February 15, 2014, further extended these cuts for an additional year, through fiscal year 2024. On January 21, 2014, President Obama signed the fiscal year 2014 omnibus appropriations bill, modifying for fiscal year 2014 and fiscal year 2015 the cuts that went into effect under the sequester on March 1, 2013.
In fact, the situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funds the government through September 30, 2014. On December 9, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015, which funds the government through September 30, 2015. However, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.
The magnitude of Medicare cuts that may be made through budget agreements is unclear, including with respect to physician reimbursement. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians could reduce our net income margin by approximately 0.2 percent.
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
We also are subject to governmental reviews and audits of our bills and claims for reimbursement. These reviews can occur before we are paid for services (pre-payment review) or after we have already received payment (post-payment review). Pre-payment reviews can lead to delays in reimbursement. In the context of post-payment reviews, we may be required to make retroactive adjustments to amounts previously paid to us if a finding is made that we were incorrectly reimbursed. The results of any of these types of reviews may cause us to lose eligibility for certain programs in the event of certain types of non-compliance or subject us to other fines or penalties. Also, some of our affiliated clinicians may have to participate in payor re-education programs. Governmental healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services.
On January 16, 2009, HHS released the final rule mandating that HIPAA covered entities implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health-care claims switch to Version 5010 by January 1, 2012. However, on September 5, 2012, HHS published a final rule in which it changed the compliance date for implementation of the ICD-10 code sets from October 1, 2013 to October 1, 2014. As part of the Protecting Access to Medicare Act of 2014, implementation date was further delayed until October 1, 2015. We may incur additional costs for system updates, training, and other resources required to implement these changes.
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
Similarly, other changes to the Medicare program may require IPC to make investments to receive maximum Medicare reimbursement for its services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System, primary care bonus payments for eligible providers, the Hospital Value-Based Purchasing Program, the Hospital Readmissions Reduction Program, Payment Adjustments for Hospital Acquired Conditions, Physician Value-Based Purchasing, Bundled Payments for Care Improvement initiative and electronic health record adoption incentives.
Our business could be adversely affected by reductions in or limitations on reimbursement amounts or rates under the governmental healthcare programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs. Other delays and uncertainties in the reimbursement process may adversely affect our level of accounts receivable, increase the overall cost of collection, adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
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
Some of our relationships are pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations. These organizations are subject to various state laws and regulations, including federal Employment Retirement Income Security Act of 1974 (ERISA) requirements. We try to secure mutually agreeable contracts with payors that enable our affiliated clinicians to be listed as in-network participants within the payors’ provider networks. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors.
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
Under ACA, the Centers for Medicare and Medicaid Services (CMS) will require compliance plans as a condition of enrollment for providers and suppliers in the Medicare, Medicaid and Children’s Health Insurance programs. CMS has not yet issued final regulations indicating how it will implement this provision of the statute. When final regulations are issued, we may be required to revise our compliance program to meet these new requirements for mandatory programs, and our affiliated clinicians and other practitioners may be subject to new compliance requirements at the locations where they perform services.

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
The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•
federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims for government funds that contain or are based upon false or fraudulent information;

•
a provision of the Social Security Act, commonly referred to as the Anti-Kickback Statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs such as Medicare and Medicaid;

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

•
provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse , and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits and related derivative lawsuits.

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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, grants the motion to dismiss in part and denies it in part. The Court’s Opinion and Order dismisses the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denies the request to dismiss IPC, which remains the sole defendant in the lawsuit.
It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
Our revenue may be negatively impacted by the failure of our affiliated clinicians to appropriately document services they provide.
We rely upon our affiliated clinicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned on our affiliated clinicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided, and the medical necessity for the services. If our affiliated clinicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.
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
We may be subject to a data security breach that could disrupt our business operations and expose us to substantial liability and reputational harm. Further, compliance with federal and state privacy and information security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.
We process and maintain sensitive personal information, including health information and other personal information subject to federal and state regulations. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH, as well as laws governing our use of other personal information, such as social security numbers. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Our IPC-Link ® platform relies heavily on the electronic exchange of PHI. We also regularly collect sensitive personal information and maintain proprietary and other confidential information relating to our business, and we maintain sensitive personal information about our employees, such as their social security numbers, bank account details, and similar information. Despite our efforts to prevent security and privacy breaches and unauthorized use of such information, they may still occur. An unauthorized person may penetrate our security systems, misappropriate or compromise personal or other sensitive information, or cause disruptions to our business operations. The sensitive data stored on our systems and at our facilities may be lost, stolen, or compromised due to acts of vandalism or theft, human error, or some other event. Likewise, employees, unintentionally or intentionally, may exceed their authorized access to our information systems and inadvertently or maliciously misuse such information.
The cost to recover from and remediate a data security breach could be substantial. If any non-compliance with existing or new laws and regulations related to sensitive personal information and PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or even criminal sanctions. We may incur significant costs in order to demonstrate and document whether there is a low probability that the sensitive personal information or PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of sensitive personal information or PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities, and, in some cases, the media in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach. Given the sensitivity of the information we process, we may also experience a loss of commercial confidence, brand association, and goodwill in the event of a serious cybersecurity event.
Further, new privacy or security laws, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle sensitive personal information and healthcare-related data and communicate with payors. In addition, compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. In particular, as a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI.
Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated clinician joins us, we must enroll the affiliated clinician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the clinician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated clinicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.
We may face malpractice and other lawsuits that may not be covered by insurance.
Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated clinicians, may also share in the full liability which may be substantial.
We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated clinicians, and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.
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
Competition for hospitalists and post-acute clinicians is intense, and we may not be able to hire and retain clinicians to provide services.
We are dependent on our affiliated clinicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenens physicians or to increase clinician compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new clinicians with the expertise necessary to provide services within our business and our ability to renew contracts with existing clinicians on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our clinician turnover rate increased in 2014, but generally remained stable over the prior three years. If the turnover rate were to increase significantly, our growth could be impeded.
We may be unable to enforce the non-competition covenants of departed affiliated clinicians.
We usually enter into employment agreements with our affiliated clinicians which typically can be terminated without cause by either party upon prior written notice. The law governing enforcement of non-compete agreements and other forms of restrictive covenants varies from state to state. Where it is allowed by applicable state law to do so, substantially all of our affiliated clinicians have agreed not to compete within a specified geographic area and at specific facilities for a one year period after termination of employment.
Although we believe that the non-competition and other restrictive covenants of our affiliated clinicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. If a substantial number of our affiliated clinicians leave and we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition and results of operations could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants and it could be costly to enforce such covenants.
Restrictions on immigration may affect our ability to compete for and provide services to our clients, which could adversely affect our ability to meet growth and revenue targets.
While all of our affiliated clinicians have completed residencies in the United States, as of December 31, 2014, approximately 8% of our employed clinicians were not U.S. citizens. The ability of these affiliated clinicians to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit clinicians. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire clinicians in a timely manner.
Our reliance on work visas for a number of our affiliated clinicians makes us particularly vulnerable to legislative changes and strict enforcement of new national security procedures, as it affects our ability to hire clinicians who are not U.S. citizens. If we are not able to obtain a sufficient number of visas for these affiliated clinicians or encounter delays or additional costs in obtaining or maintaining such visas, our ability to recruit and retain clinicians and meet our growth and revenue targets could be adversely affected.
We may not make appropriate acquisitions, may fail to integrate them into our business, and/or these acquisitions may alter our current payor mix.
Our business is partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist and post-acute care services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

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

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs or otherwise have an adverse effect on our consolidated results of operations.
Changes to the fair value of contingent consideration to be paid in connection with our acquisitions of physician practices may result in significant fluctuations to our results of operations.
In connection with our acquisition of physician practices, we have an established liability of $44.9 million as of December 31, 2014 representing our estimate of the fair value of contingent consideration to be paid. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices may have an adverse effect on our consolidated results of operations.
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
The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on the SGR. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict. Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. On April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which extends the 0.5% update through December 31, 2014 and replaces it with a 0% update from January 1 through March 31, 2015. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future.
Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.
Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the GPCI. If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the Protecting Access to Medicare Act of 2014, which blocks the GPCI payment adjustment until April 1, 2015. However, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.
Section 5501(a) of the Affordable Care Act authorized a quarterly primary care incentive payment (PCIP) program to augment the Medicare payment for primary care services when furnished by primary care practitioners beginning in 2011. Incentive payments equal 10 percent of the Medicare paid amount for eligible primary care services. Unless extended, the PCIP payment program will end and further bonus payments under the program will be unavailable after December 31, 2015.
Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in

January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA did, however, provide that the Medicare cuts to providers would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, with cuts going into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended the two percent sequestration for Medicare for another two years, through 2023, and a bill signed by the President on February 15, 2014, further extended these cuts for an additional year, through fiscal year 2024. On January 21, 2014, President Obama signed the fiscal year 2014 omnibus appropriations bill, modifying for fiscal year 2014 and fiscal year 2015 the cuts that went into effect under the sequester on March 1, 2013.
In fact, the situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funded the government through September 30, 2014. On December 9, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015, which funds the government through September 30, 2015, however, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.
The magnitude of Medicare cuts that may be made through budget agreements is unclear, including with respect to physician reimbursement. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians could reduce our net income margin by approximately 0.2 percent.
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
The acute hospitalist and post-acute care industry is competitive.
There are other companies and individuals currently providing acute hospitalist and post-acute care services. We compete directly with national, regional and local providers of inpatient healthcare, and other companies could enter the market in the future and divert some or all of our business. On a national basis our competitors include Team Health and Envision, each of which may have greater financial and other resources available to them. We also compete with hospitalist and post-acute care groups and privately-owned hospitalist companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, some of which have greater financial, marketing and staffing resources, may become competitors in providing hospitalist and post-acute care services and this competition may have a material adverse effect on our business operations and financial position.
Because patients do not typically select their hospitalists or post-acute clinicians, we are completely reliant on referrals from third parties.
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
We currently derive approximately 8% of our net revenue for hospitalist and post-acute care services from contracts directly with facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such facilities, which would negatively impact our revenue and profitability.
Some of the hospitals where our affiliated clinicians provide services may have their medical staff closed to non-contracted clinicians.
In general, our affiliated clinicians may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated clinicians who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would reduce access to certain populations of patients within the hospital.
Many states prohibit business entities from owning or controlling medical practices.
The laws in many of the states in which we operate, or may operate in the future, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing the physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. There is a risk that state authorities or courts may find that our relationships with our affiliated clinicians and our practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, authorities or courts could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal. If any of these events occur, we may be subject to fines and penalties, and changes in our business model may be required.
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
We utilize third parties to collect from patients any co-payments and other payments for services that our clinicians provide to patients. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable changes or conditions could occur in the states where our operations are concentrated.
Approximately 57% of our net revenue in 2014 was generated by our operations in five states. Arizona, Florida, Massachusetts, Michigan, and Texas accounted for approximately 8%, 16%, 7%, 10%, and 16%, respectively, of our revenue in 2014. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.
If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.
Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of the hospitals and other facilities where our clinicians provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.
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
We have experienced significant growth in our business and personnel over the years which we expect to continue. For example, from 2012 to 2014 our annual patient encounters increased from 5,496,000 to 7,068,000 and we increased our number of clinicians from 1,418 to 1,867. We have managed this growth by augmenting the staff of our corporate office and the staff of our 36 operating regions. However, we may be unable to effectively manage this growth going forward with respect to appropriate hiring, training and oversight of personnel, or appropriate integration into our systems. These events could materially adversely impact our business, financial condition and results of operations.
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
Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at December 31, 2014 is $409.0 million as compared to stockholders’ equity of $367.9 million.
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
We have historically experienced and expect to continue to experience quarterly fluctuations in revenue and net income. Absent the impact and timing of acquisitions, our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•
the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires due to the end of the academic year for graduating resident physicians and the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•
fluctuations in patient encounters, which are impacted by hospital and post-acute census, which can be volatile, physician productivity and seasonality due to the higher occurrence of illnesses such as flu and pneumonia in patient populations in the first quarter.

As a result of the fluctuations caused by these factors and due to the timing of acquisitions, our results of operations for any quarter are not indicative of results of operations for any future period or full year. These variations in our results of operations could contribute to volatility in the price of our common stock. In addition, we have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our affiliated clinicians to sustain profitability.
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
Our ability to designate the rights and preferences of undesignated preferred stock could result in the issuance of stock with rights and preferences that are superior to those of our common stock, which could reduce the value of our common stock.
Our amended and restated certificate of incorporation authorizes our board of directors to designate by resolution, different classes and/or series of stock from the 15,000,000 shares of preferred stock authorized. Our board of directors is also empowered to fix the relative rights, preferences, privileges and limitations of each class or series of preferred stock. This means that our board of directors may issue shares of preferred stock with rights and preferences, including, among other things, dividend, liquidation, redemption and voting rights that are superior to the rights, preferences and privileges of the shares of our common stock. In addition, we may issue other securities, such as convertible promissory notes, that may have rights and preferences that are superior to those of the shares of our common stock. In addition, our board of directors has the ability, without further stockholder approval, to issue additional shares of our common stock and securities exercisable for, convertible into or exchangeable for shares of our authorized capital stock. The ability of our board of directors to designate the rights and preferences of the preferred stock could impede or deter an unsolicited tender offer, merger or takeover of our business, or make a change of control of our company difficult to accomplish. In addition, the issuance of shares of our common stock or other securities having rights and preferences superior to those of our outstanding common stock could reduce the value of our common stock.
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
Legal
In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated clinicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, grants the motion to dismiss in part and denies it in part. The Court’s Opinion and Order dismisses the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denies the request to dismiss IPC, which remains the sole defendant in the lawsuit.

It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Select Global Market under the symbol “IPCM.” Following is a table presenting the high and low closing sales prices on the NASDAQ Global Select Market for a share of our common stock by fiscal quarter for fiscal years 2014 and 2013:

	High	Low
2014
4th Quarter	$48.53	$36.12
3rd Quarter	$50.66	$43.47
2nd Quarter	$50.61	$38.13
1st Quarter	$59.35	$47.77
2013
4th Quarter	$63.70	$48.84
3rd Quarter	$55.49	$45.23
2nd Quarter	$53.70	$39.06
1st Quarter	$45.00	$38.70
Holders
As of February 16, 2015, we had 79 holders of record of our common stock, and the closing price on that date for our common stock was $42.99 per share. Because our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2009 to two indices: NASDAQ Healthcare Index and Russell 2000 Index Total Return. The graph assumes an initial investment of $100 on December 31, 2009. The comparisons in the graph are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

Note 1:	Data complete through last fiscal year.
Note 2:	Corporate Performance Graph with peer group uses peer group only performance (excludes only Company).
Note 3:	Peer group indices use beginning of period market capitalization weighting.
Note 4:	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015.
Note 5:
Index Data: Calculated (or Derived) based from CRSP NASDAQ Health Services Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2015. Used with permission. All rights reserved.

Note 6:	Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
Securities Authorized for Issuance under Equity Participation Plans
Information required by this item with respect to our equity compensation plans will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC and is hereby incorporated by reference.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED FINANCIAL DATA
We derived the following selected consolidated financial data for the five years ended December 31, 2014 from our audited consolidated financial statements. You should read the data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indicative of the results that may be expected for future periods.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenue	$693,985	$609,517	$523,485	$457,467	$363,402
Operating expenses:
Cost of services—physician practice salaries, benefits and other	507,205	444,224	382,934	334,984	261,523
General and administrative	114,158	98,725	83,679	73,259	59,677
Net change in fair value of contingent consideration (1)	2,252	(5,733)	324	(1,002)	194
Depreciation and amortization	5,381	4,681	3,911	3,192	2,689
Total operating expenses	628,996	541,897	470,848	410,433	324,083
Income from operations	64,989	67,620	52,637	47,034	39,319
Investment income	5	13	14	17	23
Interest expense	(1,328)	(540)	(337)	(185)	(104)
Income before income taxes	63,666	67,093	52,314	46,866	39,238
Income tax provision	24,646	25,697	19,728	17,597	14,984
Net income	$39,020	$41,396	$32,586	$29,269	$24,254
Per share data:
Net income per share:
Basic	$2.28	$2.46	$1.97	$1.79	$1.49
Diluted	$2.21	$2.39	$1.92	$1.74	$1.46
Other Operating Data:
Number of patient encounters	7,068,000	6,211,000	5,496,000	4,762,000	3,810,000
Clinicians—employed at end of year	1,867	1,765	1,418	1,201	1,032
Other Financial Information:
Net cash provided by operating activities	$47,642	$36,796	$39,828	$25,761	$29,634
Net cash used in investing activities	(53,760)	(108,038)	(66,214)	(31,122)	(43,890)
Net cash (used in) provided by financing activities	(3,979)	80,038	24,848	4,178	1,718
Net (decrease) increase in cash and cash equivalents	(10,097)	8,796	(1,538)	(1,183)	(12,538)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,913	$25,010	$16,214	$17,752	$18,935
Total assets	614,762	549,812	388,058	304,914	258,978
Total debt including current portion of long-term debt	80,000	90,000	20,000	—	—
Total stockholders’ equity	367,917	314,982	256,371	212,652	174,465

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
Company Overview and Recent Developments
We are a leading national acute hospitalist and post-acute care provider group practice in the United States. Hospitalist medicine is organized around inpatient care, primarily delivered in hospitals, and our services in post-acute care are primarily delivered in skilled nursing facilities. Our services are focused on providing, managing and coordinating the care of patients at inpatient facilities. We believe we are the largest dedicated provider of these clinical services in the United States based on revenues, patient encounters and number of affiliated clinicians. As of December 31, 2014, either through our wholly-owned subsidiaries or our affiliated professional organizations, we employ or affiliate with over 1,860 clinicians who provide clinical services at over 410 hospitals and 1,500 other patient and post-acute care facilities in primarily 28 states. We have had approximately 18.8 million patient encounters since the beginning of 2012. Our early entry into the emerging hospitalist industry has permitted us to establish a reputation and leadership position that we believe is closely identified with hospitalist medicine.
We began operating our first hospitalist practice in 1998 and in recent years have also become a leading provider in the post-acute arena. We have increased the combined number of our practice groups to over 330. Since the beginning of 2012, we have acquired 56 practice groups and successfully integrated them into IPC and onto IPC-Link®, our proprietary technology-based management system. Our affiliated clinicians are primarily full-time employees of our wholly-owned subsidiaries or our affiliated professional organizations. We also employ over 860 other physicians and non-physician providers and contract with over 70 independent contractors, who provide episodic care as needed.
Business Acquisitions
During the year ended December 31, 2014, we acquired 22 physician practices for a total estimated purchase price of $54,099,000. In connection with these acquisitions, we recorded goodwill of $53,462,000 and identifiable intangible assets of $637,000. Total transaction costs of $452,000 for our acquisition activities during 2014 were expensed as incurred.
In connection with these 22 acquisitions, we recorded liabilities of $23,849,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for seven acquisitions completed during the three months ended December 31, 2014 was recorded on a provisional basis pending completion of valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of the acquired practices. The changes, if any, in fair value are recognized in our results of operations.
Subsequent to December 31, 2014, we acquired four physician practices.
Key Performance Indicators
We manage our business by monitoring certain key performance indicators that impact our revenue and profitability. The most important key performance indicators for our business are:

•
Patient encounters - billable encounters generated by our affiliated clinicians. Typically we have one billable encounter per patient per day although our affiliated clinicians may have several interactions with a patient during a twenty-four hour period.

•	Revenue per encounter - net revenue from patient billings divided by patient encounters.

•
Average encounters per clinician per day - the number of patient encounters for a day divided by the number of clinicians, adjusted for full or part-time status, measured for the same period. We use this metric to monitor our affiliated clinicians’ productivity.

Geographic Coverage and Revenue
During 2014, 2013 and 2012 approximately 57%, 59% and 60%, respectively, of our net revenue was generated by operations in five states. For 2014 the five states are Arizona, Florida, Massachusetts, Michigan, and Texas. For 2013 and 2012, the five states are Arizona, Florida, Michigan, Missouri and Texas. Over those same periods, our operations in Florida and Texas accounted for approximately, 32%, 33% and 33% of our net revenue, respectively. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices or by recruiting new clinicians or entering into new hospital or post-acute care facility contracts, we may not be able to successfully implement or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements, loss of Medicaid Parity or government investigations, may have a material adverse effect on our business, financial condition and results of operations.
We generate approximately 92% of our net revenue from billings to third-party payors such as Medicare, Medicaid, managed care organizations and insurance companies. We generate the remaining 8% of our net revenue from hospitals and other inpatient and post-acute care facilities for organizing and managing clinical programs, providing medical directorships and providing coverage for patients admitted from the emergency department who otherwise have no assigned admitting physician.
Our affiliated clinicians generally document and submit billing codes daily through the use of IPC-Link®. IPC-Link® captures all our patient demographic and clinical information for billing and submits this data electronically after a series of automated edits and manual review of any exceptions. Our automated edit procedures follow specific business rules to correct billing errors. We utilize a sophisticated tracking and monitoring system to obtain receipt of appropriate reimbursement from our payors and identify billing issues and trends early in the reimbursement process. Our monitoring system is able to identify when we are reimbursed less than what we are contracted to receive and report when we have not received appropriate payment or other issues have developed. Based on the information from our monitoring system, our collection department contacts third party payors to resolve billing issues and to expedite our collections. If we have a contractual relationship with the payor, we pursue the collection until the issue is resolved. If we are unable to collect from third-party payors and we do not have a contractual relationship with the payor, we bill the patient for the unpaid balance. We use outside service organizations to invoice and collect co-payments and/or deductibles from insured patients and discounted fees from uninsured, or self-pay, patients. After a period of internal collection efforts, we write off the unpaid accounts and send them to an outside collection agency.
We determine our net revenue from patient billings based on our estimate of collections from payors. Our fee schedule is the same for all parties regardless of geography or party responsible for paying the bill for our services. We are reimbursed by Medicare and Medicaid at government established rates, by managed care and insurance organizations at contracted rates or other discounted rates and have various arrangements with other third-party insurers. In addition, patients may be personally responsible for a deductible or co-payment under their third-party payor coverage. We may provide discounted or free services to self-pay patients, if our collection attempts are unsuccessful. Due to the uncertainty regarding collectability of charges associated with services we provide to uninsured patients and patients with co-pay or deductible balances, our net revenue recognition for these patients is based on our expected cash collections.
With respect to our revenue generated from billings to third-party payors, the table below summarizes our approximate payor mix as a percentage of patient encounters for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Medicare	49%	48%	47%
Medicaid	5%	5%	5%
Other third parties	42%	42%	43%
Self-pay patients	4%	5%	5%
	100%	100%	100%
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
Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and income from operations. Absent the impact and timing of acquisitions, our net revenue has historically been higher in the first and fourth quarters of the year primarily due to the following factors:

•
the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires due to the end of the academic year for graduating resident physicians, the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•
fluctuations in patient encounters, which are impacted by hospital or post-acute census, which can be volatile, physician productivity and seasonality due to the higher occurrence of illnesses such as flu and pneumonia in patient populations in the first quarter.

We have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our clinicians to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions.
Factors Affecting Operating Results
Rate Changes by Government Sponsored Programs
The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2015, the Medicare update resulted in a slight increase in our net patient revenue per encounter.

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

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (i.e., sequestration) in various federal programs were scheduled to take place, beginning in January 2013. The American Taxpayer Relief Act of 2012 delayed implementation of the BCA’s automatic cuts until March 1, 2013, but, on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including a two percent cut in Medicare payments to providers that was implemented, effective April 1, 2013 through 2021. Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians reduced our net patient revenue per encounter by approximately 1.0 percent.

Additionally, the Bipartisan Budget Act of 2013 extended the 2% sequestration cut for Medicare through fiscal year 2023, and a bill signed by the President on February 15, 2014 further extended this cut for an additional year, through fiscal year 2024. On January 21, 2014, President Obama signed the fiscal year 2014 omnibus appropriations bill, modifying for fiscal year 2014 and fiscal year 2015 the cuts that went into effect under the sequester on March 1, 2013. The Protecting Access to Medicare Act of 2014 realigned the fiscal year 2024 Medicare sequestration amounts so that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months, instead of a 2.0 percent sequester for the full twelve-month period. Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funded the government through September 30, 2014. On December 9, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015, which funds the government through September 30, 2015, however, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are fully implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance, which increased in January 2014 with the expansion of Medicaid eligibility and the initiation of health coverage through plans purchased on the health exchanges.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the “IPA Board”)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of early 2015, the President had yet to nominate anyone to serve on the IPA Board.

Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. In the 2015 Physician Fee Schedule final rule, CMS continued to expand the impact of value-based payment methodologies, for example, effective calendar year 2017, the amount of payment at risk under the value-based payment modifier will increase from 2.0 percent to 4.0 percent. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute care services for episodes of hospital care. The Medicare Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. The impact of these projects on our Company cannot be determined at this time.

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
Principles of Consolidation
Our consolidated financial statements include the accounts of IPC Healthcare, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations managed under long-term management agreements (the Professional Medical Corporations). Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide clinical services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.
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
Revenues
Net revenue primarily consists of fees for medical services provided by our affiliated clinicians under fee-for-service and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies and hospitals.
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
We test goodwill for impairment on an annual basis, as well as when events or changes in business conditions indicate that the carrying value of goodwill may not be recoverable, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two-step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach, which is based on our peer group’s market capitalization computed using publicly available market quotes. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
During 2014, 2013 and 2012, no impairment indicators were present and no impairment was recognized.
Claims Liability and Professional Liability Reserves
We maintain a medical malpractice liability insurance policy, which expires on December 31 of each year indemnifying us and our employed affiliated clinicians on a claims-made basis. Our claims-made policy covers only those claims reported during the policy period. Our current claims-made professional liability insurance policy provides first dollar coverage up to our policy limits. Consequently, we establish reserves for our liabilities, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP. See our discussion in Note 1 to the Consolidated Financial Statements for a summary of our accrued medical malpractice reserves and related insurance receivables. As of December 31, 2014 and 2013, our medical malpractice claim reserves included less than $0.1 million of settled, but unpaid claims, and $34.1 million and $32.2 million of unsettled claims, respectively.
Our medical malpractice liability reserves are based upon actuarial loss projections, which are updated semi-annually. The actuarial loss projections consider a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of increase in healthcare costs. These factors have not changed significantly over the years for which our medical malpractice liability reserves are presented. Based on claims that settled during the three years ended December 31, 2014, the average lag period from the date a claim is reported to the date it reaches final settlement is approximately 2.1 years. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive and subject to change when actual paid claims information becomes known. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our incident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases. The reasonably likely changes in the key assumptions could change our estimated medical malpractice liabilities as of December 31, 2014 by 9.4% to 9.8%, resulting in an increase or a decrease to our net income for future periods by approximately $1.5 million and $1.6 million, respectively.
The changes to our medical malpractice reserves for 2014 and 2013 are as follows (in thousands):

	2014	2013
Beginning balance, January 1	$56,255	$48,144
Reserves related to current period	15,771	15,636
Changes related to prior period reserves	(3,223)	(733)
Payments for current period reserves	—	(15)
Payments for prior period reserves	(8,485)	(6,777)
Ending balance, December 31	$60,318	$56,255
The net increases of our medical malpractice reserves for 2014 and 2013 are primarily due to increases in the current year provision for losses as a result of our increase of insured providers from our expanded operations.
Results of Operations and Operating Data
Consolidated Results
The following table sets forth operating data and selected consolidated statements of income information stated as a percentage of net revenue:

	Year Ended December 31,
	2014	2013	2012
Operating data – patient encounters	7,068,000	6,211,000	5,496,000
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.1%	72.9%	73.2%
General and administrative	16.4%	16.2%	16.0%
Net change in fair value of contingent consideration	0.3%	(0.9)%	0.1%
Depreciation and amortization	0.8%	0.7%	0.6%
Total operating expenses	90.6%	88.9%	89.9%
Income from operations	9.4%	11.1%	10.1%
Interest expense	(0.2)%	(0.1)%	(0.1)%
Income before income taxes	9.2%	11.0%	10.0%
Income tax provision.	3.6%	4.2%	3.8%
Net income	5.6%	6.8%	6.2%

Year ended December 31, 2014 compared with year ended December 31, 2013
Our patient encounters for 2014 increased by 857,000 or 13.8% to 7,068,000, compared with 6,211,000 for 2013. Net revenue for 2014 was $694.0 million, an increase of $84.5 million, or 13.9%, from $609.5 million for 2013. Of this $84.5 million increase, 64.7% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 35.3% was attributable to revenue generated from operations in new markets. Same-market revenue increased 9.1%, same-market encounters increased 8.2% and same-market patient revenue per encounter decreased 0.4%. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.
Physician practice salaries, benefits and other expenses for 2014 increased by $63.0 million or 14.2% to $507.2 million, or 73.1% of net revenue as compared with $444.2 million, or 72.9% of net revenue, for 2013. The dollar increase in practice costs is largely related to the increase in the number of clinicians added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $41.4 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $21.6 million of the $63.0 million overall cost increase is attributable to physician costs associated with our entrance into new markets.
General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $15.5 million, or 15.6%, to $114.2 million, or 16.4% of net revenue for 2014, as compared with $98.7 million, or 16.2% of net revenue for 2013. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations and acquisitions, including new regional office costs, incremental costs of supporting our post-acute care business, expansion of our corporate business development and recruiting resources and other expenses. Excluding stock based compensation, general and administrative expenses were 15.3% of net revenue for 2014, compared with 15.0% of net revenue for 2013.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a $2.3 million increase to expense and a $5.7 million reduction to expense for 2014 and 2013, respectively. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.
Income from operations for 2014 decreased $2.6 million, or 3.9%, to $65.0 million from $67.6 million for 2013. Our operating margin was 9.4% and 11.1% for 2014 and 2013, respectively. Excluding the net change in fair value, income from operations for 2014 increased 8.7% to $67.2 million, or an operating margin of 9.7%, compared with income from operations of $61.9 million, or an operating margin of 10.2% for 2013.
Our effective tax rate for 2014 was 38.7% , compared with 38.3% for 2013. The increase in the effective tax rate was primarily related to a discrete deferred tax asset valuation adjustment, recorded during 2014 , pertaining to the realization of certain state tax credits. We expect our 2015 effective income tax rate to be approximately 38.3%. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for 2014 decreased 5.7% to $39.0 million from $41.4 million for 2013, and our net income margin was 5.6% for 2014, as compared with 6.8% for the same period in the prior year. Diluted earnings per share for 2014 was $2.21, compared with $2.39 for 2013. Excluding the net change in fair value, net income for 2014 increased 6.7% to $40.4 million, or $2.29 diluted earnings per share, compared with net income of $37.9 million, or $2.19 diluted earnings per share for 2013.
Year ended December 31, 2013 compared with year ended December 31, 2012
Our patient encounters for 2013 increased by 715,000 or 13.0% to 6,211,000, compared with 5,496,000 for 2012. Net revenue for 2013 was $609.5 million, an increase of $86.0 million, or 16.4%, from $523.5 million for 2012. Of this $86.0 million increase, 77.0% was attributable to same-market area growth, including tuck-in acquisitions and new hires, and 23.0% was attributable to revenue generated from operations in new markets. Same-market revenue increased 12.8%, same-market encounters increased 8.5% and same-market patient revenue per encounter increased 1.8%. The difference between revenue growth and encounter growth is attributable to an increase in hospital stipends, medical directorship revenues, meaningful use incentives and estimated Medicaid parity revenue.
Physician practice salaries, benefits and other expenses for 2013 increased by $61.3 million or 16.0% to $444.2 million, or 72.9% of net revenue as compared with $382.9 million, or 73.2% of net revenue, for 2012. The increase in practice costs is largely related to the increase in the number of clinicians added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $46.3 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $15.0 million of the $61.3 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

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
The net change in fair value was a $5.7 million reduction to expense and a $0.3 million increase to expense for 2013 and 2012, respectively.
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

Liquidity and Capital Resources
As of December 31, 2014 we had approximately $59.6 million in liquidity, composed of $14.9 million in cash and cash equivalents and an available line of credit of $44.7 million. We had borrowings of $80.0 million from our revolving line of credit outstanding at December 31, 2014.
Year ended December 31, 2014 compared with year ended December 31, 2013
Net cash provided by operating activities for 2014 was $47.6 million, compared with $36.8 million for 2013. The change in working capital during the year ended December 31, 2014 was largely relate to (i) an increase in accounts receivable of $18.5 million which is primarily due to an increase in our 2014 revenue, (ii) an increase in accounts payable and accrued liabilities of $2.4 million, (iii) an increase in accrued compensation of $5.3 million primarily related to timing of payrolls and physician bonus payments, and (iv) a net increase in medical malpractice and self-insurance reserves of $2.2 million.
Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 60 and 56 DSO as of December 31, 2014 and 2013, respectively. The four day increase in DSO was largely related to the combination of transitional matters related to the re-credentialing of providers in the Northeast and the integration of an electronic health record system in a separate market.
Net cash used in investing activities was $53.8 million for 2014, compared with $108.0 million for 2013. Cash of $47.9 million was used in 2014 for physician practice acquisitions and earn-out payments on prior acquisitions compared with $104.1 million used in 2013. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.
For 2014, net cash used in financing activities was $4.0 million, compared with $80.0 million provided by financing activities for 2013. During 2014, we repaid $25.0 million to our revolving line of credit with cash generated from our operating activities, and borrowed $15.0 million from our revolving line of credit to fund practice acquisitions.
Year ended December 31, 2013 compared with year ended December 31, 2012
Net cash provided by operating activities for 2013 was $36.8 million compared with $39.8 million for 2012. The change in working capital during the year ended December 31, 2013 was largely related to (i) an increase in accounts receivable of $24.0 million which is due to an increase in our 2013 revenue, a buildup of receivables resulting from acquired practices and delayed Medicaid parity payments, (ii) an increase in prepaid expenses and other current assets of $2.1 million, (iii) an increase in accounts payable and accrued liabilities of $1.2 million, (iv) a net increase in medical malpractice and self-insurance reserves of $2.5 million, and (v) an increase in accrued compensation of $6.5 million primarily related to timing of payrolls and physician bonus payments.
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
For 2013, net cash provided by financing activities was $80.0 million, compared with $24.8 million provided by financing activities for 2012. During 2013, we repaid $35.0 million to our revolving line of credit with cash generated from our operating activities, and borrowed $105.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices.
Credit Facility and Liquidity
On October 23, 2013, we executed an amendment to our Credit Facility, which provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. During 2014, we borrowed $15.0 million from our revolving line of credit to fund new acquisitions and pay for contingent considerations of acquired practices, and repaid $25.0 million to our revolving line of credit with cash generated from our operating activities. As of December 31, 2014, we had borrowings of $80.0 million and letters of credit of $0.3 million outstanding, and $44.7 million available under the Credit Facility.
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
The amended Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2014, we were in compliance with such financial covenants and restrictions.
We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.
Contractual Obligations and Reserves
The table below summarizes by maturity our significant contractual obligations and reserves, including interest, as of December 31, 2014:

	Due in Years Ended December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(dollars in thousands)
Long-term debt (1)	$81,196	$750	$80,446	$—	$—	$—	$—
Operating lease obligations	21,139	4,879	4,648	4,145	3,722	1,426	2,319
Acquisition earn-out payments (2)	46,897	35,206	11,691	—	—	—	—
Medical malpractice reserves—reported claims (3)	34,138	12,564	9,520	5,412	2,882	1,550	2,210
Subtotal—contractual obligations	183,370	53,399	106,305	9,557	6,604	2,976	4,529
Medical malpractice reserve—incurred but not reported (3)	26,180	515	3,457	6,453	6,469	4,747	4,539
Total contractual obligations and reserves	$209,550	$53,914	$109,762	$16,010	$13,073	$7,723	$9,068

(1)
Long-term debt represents borrowings under our revolving line of credit, including interest payments at the applicable rate as of December 31, 2014. Amounts are presented assuming the outstanding balance at December 31, 2014 will be paid off on the maturity date.

(2)
In addition to the initial consideration paid pursuant to most asset purchase agreements entered into, additional contingent consideration is to be paid based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. The undiscounted amounts of these additional payments are estimated to be approximately $46.9 million at December 31, 2014, $35.2 million of which is expected to be paid during 2015, with the remaining amounts to be paid in 2016. Such additional consideration is not contingent upon the future employment of the sellers.

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
As of December 31, 2014, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $80.0 million bearing an annual interest of 0.9375% under our Credit Facility at December 31, 2014. A 1.0% change in interest rate on our borrowings of $80.0 million would result in an impact to income before income taxes of approximately $800,000 on an annual basis.
Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of December 31, 2014, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 49.

IPC HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
IPC Healthcare, Inc.
We have audited the accompanying consolidated balance sheets of IPC Healthcare, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Healthcare, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IPC Healthcare, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 23, 2015

IPC Healthcare, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,913	$25,010
Accounts receivable, net	122,092	103,585
Insurance receivable for malpractice claims - current portion	12,564	11,653
Prepaid expenses and other current assets	20,876	19,378
Total current assets	170,445	159,626
Property and equipment, net	8,798	6,343
Goodwill	408,988	357,387
Other intangible assets, net	4,957	5,857
Insurance receivable for malpractice claims - less current portion	21,574	20,599
Total assets	$614,762	$549,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,388	$5,486
Accrued compensation	40,907	35,639
Payable for practice acquisitions, current portion	35,411	32,430
Medical malpractice and self-insurance reserves, current portion	13,079	12,211
Deferred tax liabilities, current portion	584	969
Total current liabilities	98,369	86,735
Long-term debt	80,000	90,000
Medical malpractice and self-insurance reserves, less current portion	47,239	44,044
Payable for practice acquisitions, less current portion	9,500	8,289
Deferred tax liabilities, less current portion	11,737	5,762
Total liabilities	246,845	234,830
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,242,209 and 17,015,580 shares issued and outstanding at December 31, 2014 and 2013, respectively	17	17
Additional paid-in capital	181,841	167,926
Retained earnings	186,059	147,039
Total stockholders’ equity	367,917	314,982
Total liabilities and stockholders’ equity	$614,762	$549,812
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$693,985	$609,517	$523,485
Operating expenses:
Cost of services—physician practice salaries, benefits and other	507,205	444,224	382,934
General and administrative	114,158	98,725	83,679
Net change in fair value of contingent consideration	2,252	(5,733)	324
Depreciation and amortization	5,381	4,681	3,911
Total operating expenses	628,996	541,897	470,848
Income from operations	64,989	67,620	52,637
Investment income	5	13	14
Interest expense	(1,328)	(540)	(337)
Income before income taxes	63,666	67,093	52,314
Income tax provision	24,646	25,697	19,728
Net income	$39,020	$41,396	$32,586
Net income per share:
Basic	$2.28	$2.46	$1.97
Diluted	$2.21	$2.39	$1.92
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2011	16,474,988	$16	$139,579	$73,057	$212,652
Issuance of common stock	219,227	1	3,859	—	3,860
Stock-based compensation expense	—	—	6,344	—	6,344
Excess tax benefits from stock-based compensation	—	—	988	—	988
Tax deficiency and stock forfeiture related to stock-based compensation	—	—	(59)	—	(59)
Net income	—	—	—	32,586	32,586
Balance at December 31, 2012	16,694,215	17	150,711	105,643	256,371
Issuance of common stock	321,365	—	7,429	—	7,429
Stock-based compensation expense	—	—	7,355	—	7,355
Excess tax benefits from stock-based compensation	—	—	2,609	—	2,609
Tax deficiency and stock forfeiture related to stock-based compensation	—	—	(178)	—	(178)
Net income	—	—	—	41,396	41,396
Balance at December 31, 2013	17,015,580	17	167,926	147,039	314,982
Issuance of common stock	226,629	—	5,068	—	5,068
Stock-based compensation expense	—	—	8,282	—	8,282
Excess tax benefits from stock-based compensation	—	—	953	—	953
Tax deficiency and stock forfeiture related to stock-based compensation	—	—	(388)	—	(388)
Net income	—	—	—	39,020	39,020
Balance at December 31, 2014	17,242,209	$17	$181,841	$186,059	$367,917
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$39,020	$41,396	$32,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,381	4,681	3,911
Stock-based compensation expense	8,282	7,355	6,344
Deferred income taxes	5,202	5,297	1,969
Changes in assets and liabilities:
Accounts receivable	(18,507)	(23,973)	(11,602)
Prepaid expenses and other current assets	(1,498)	(2,094)	(4,145)
Accounts payable and accrued expenses	2,439	1,229	295
Accrued compensation	5,268	6,455	6,975
Medical malpractice and self-insurance reserves, net	2,177	2,525	3,171
Accrued contingent consideration	(122)	(6,075)	324
Net cash provided by operating activities	47,642	36,796	39,828
Investing activities
Acquisitions of physician practices	(47,924)	(104,127)	(62,605)
Purchase of property and equipment	(5,836)	(3,911)	(3,609)
Net cash used in investing activities	(53,760)	(108,038)	(66,214)
Financing activities
Proceeds from long-term debt	15,000	105,000	35,000
Repayments of long-term debt	(25,000)	(35,000)	(15,000)
Net proceeds from issuance of common stock	5,068	7,429	3,860
Excess tax benefits from stock-based compensation	953	2,609	988
Net cash (used in) provided by financing activities	(3,979)	80,038	24,848
Net (decrease) increase in cash and cash equivalents	(10,097)	8,796	(1,538)
Cash and cash equivalents, beginning of period	25,010	16,214	17,752
Cash and cash equivalents, end of period	$14,913	$25,010	$16,214
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,336	$513	$251
Income taxes	$19,081	$17,227	$17,805
Acquisitions of physician practices consisted of the following:
Acquired assets, net of assumed liabilities - goodwill, intangible and other	$52,238	$121,883	$67,595
Increase in payable for practice acquisitions, excluding change in fair value of accrued contingent consideration	(4,314)	(17,756)	(4,990)
Net cash paid for acquisitions	$47,924	$104,127	$62,605
The accompanying notes are an integral part of these consolidated financial statements.

IPC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
Note 1. Operations and Significant Accounting Policies
Business
IPC Healthcare, Inc. and its subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time acute hospitalist and post-acute physician practices. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and together with our post-acute clinicians manage the entire inpatient episode of care. Our affiliated clinicians practice in inpatient facilities, including acute care hospitals, long-term acute care facilities, specialty hospitals, psychiatric facilities and post-acute care facilities. The physicians are primarily full-time employees of our subsidiaries or consolidated Professional Medical Corporations, although part-time and temporary physicians are also employed or contracted on an as-needed basis. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated clinicians” refer to physicians, nurse practitioners and physician assistants employed or contracted by either our wholly-owned subsidiaries or our Professional Medical Corporations. References to “practices” or “practice groups” refer to our Professional Medical Corporations and the wholly-owned subsidiaries of IPC that provide medical services, unless otherwise expressly stated or the context otherwise requires.
Principles of Consolidation
Our consolidated financial statements include the accounts of IPC Healthcare, Inc. and its wholly owned subsidiaries and our affiliated professional medical corporations, also called “affiliated professional organizations”, which we manage under long-term management agreements. Some states have laws that prohibit business entities, such as IPC, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In states that have these restrictions, we operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians, and which employ or contract with additional clinicians to provide hospitalist and post-acute care services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years and are automatically renewable for successive 10-year periods unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of IPC.
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

Revenue
Net revenue consists of fees for medical services provided by our affiliated clinicians under fee-for-service, case rate and other professional fee arrangements with various payors including Medicare, Medicaid, managed care organizations, insurance companies and hospitals. For the years ended December 31, total patient volume consisted of the following percentage from Medicare and Medicaid programs:

	2014	2013	2012
Medicare and Medicaid patients	54%	53%	52%
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

	2014	2013	2012
Uncollectible accounts excluded from net revenue	$16,851	$15,274	$14,611
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
Fair Value of Financial Instruments
Our consolidated balance sheets as of December 31, 2014 and 2013 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit in December 2014 approximated its fair value at December 31, 2014. Pursuant to GAAP, we determine the fair value of our long-term borrowing using inputs that can be corroborated by observable market data, which is defined as a Level 2 input under GAAP’s fair value hierarchy.
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
Accounts Receivable and Concentrations of Credit Risk
Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, post-acute care facilities and patients. Accounts receivable are recorded and stated at the amount expected to be collected. The following amounts which are excluded from our accounts receivable, represent an estimate of uncollectible accounts at December 31 (in thousands):

	2014	2013
Allowance for uncollectible accounts	$6,067	$6,510

Except with respect to the Medicare and Medicaid programs, concentrations of credit risk, which consist primarily of accounts receivable, is limited due to the large number of payors comprising our diverse payor mix and patient base. Geographically, approximately 57%, 59% and 60% of our net revenue in 2014, 2013 and 2012, respectively, was generated by our operations in five states. For 2014 the five states are Arizona, Florida, Massachusetts, Michigan, and Texas. For 2013 and 2012, the five states are Arizona, Florida, Michigan, Missouri and Texas. As of December 31, accounts receivable from Medicare and Medicaid made up the following percentage of total net accounts receivable:

	2014	2013
Percentage of receivables from Medicare and Medicaid	54%	43%
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

	2014	2013
Furniture	$3,057	$2,803
Computer equipment and software	24,154	19,685
Office equipment	2,214	1,925
Leasehold improvements	2,375	1,087
	31,800	25,500
Less: Accumulated depreciation and amortization	(23,002)	(19,157)
	$8,798	$6,343
For the years ended December 31, the following amounts were included in total depreciation and amortization expense (in thousands):

	2014	2013	2012
Depreciation of property and equipment	$3,844	$3,377	$2,968
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
We test goodwill for impairment on an annual basis as of October 1 of each year, as well as when events or changes in business conditions indicate that the carrying amount of goodwill may not be recoverable, at the entity level since we have only one reporting unit pursuant to GAAP. The testing for impairment is completed using a two-step test. The first step compares the fair value of our Company with its carrying amount. The fair value of our Company is derived using the market-multiple valuation approach, which is based on our peer group’s market capitalization computed using publicly available market quotes. The fair value from the market-multiple approach is used to derive the fair value of our Company. If the fair value of our Company is less than its carrying amount, a second step is performed to determine the amount of any impairment loss. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2014, 2013 and 2012, no impairment indicators were present and no impairment was recognized.

	2014	2013	2012
Goodwill impairment	—	—	—
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Goodwill—beginning balance at January 1	$357,387	$240,009
Goodwill acquired during year	53,462	119,437
Goodwill adjustment for prior year transactions	(1,861)	(2,059)
Goodwill—ending balance at December 31	$408,988	$357,387
At December 31, other intangible assets consist of the following (in thousands):

	2014	2013
Non-compete agreements	$2,338	$2,126
Hospital and post-acute care facility contracts	10,513	10,088
Trade name	70	70
	12,921	12,284
Less: Accumulated amortization	(7,964)	(6,427)
	$4,957	$5,857
For the years ended December 31, the following amortization of other intangible assets was included in total depreciation and amortization expenses (in thousands):

	2014	2013	2012
Amortization of other intangible assets	$1,537	$1,304	$943

Other intangible assets are being amortized over their estimated useful lives which range from three to six years and have a weighted average remaining useful life of 3.5 years at December 31, 2014. Future estimated aggregate amortization expenses are as follows (in thousands):

2015	$1,160
2016	933
2017	688
2018	469
2019	469
Thereafter	1,238
$4,957
Medical Malpractice Liability Insurance
We maintain medical malpractice insurance coverage that indemnifies us and our employed health-care professionals on a claims-made basis. Our claims-made coverage covers those claims reported during the policy period, which ends

December 31 of each year, on a first dollar coverage up to our policy limits on new claims reported during the policy period. In December 2014, we renewed our annual professional liability insurance policy for 2015 effective January 1, 2015 under the same terms as our 2014 policy. We expect to be able to continue to obtain coverage in future years; however, there can be no assurance that we will obtain substantially similar coverage as is provided under the 2015 policy at acceptable costs and on favorable terms upon expiration.
We record our medical malpractice reserves, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. For claims incurred and reported, an insurance receivable from our carrier has been recorded pursuant to GAAP.
Total accrued medical malpractice reserves and related insurance receivables at December 31 were as follows (in thousands):

	2014				2013
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$12,564	$12,564	515	13,079	$11,653	$11,653	558	12,211
Long-term Portion	21,574	21,574	25,665	47,239	20,599	20,599	23,445	44,044
Total	$34,138	$34,138	26,180	60,318	$32,252	$32,252	24,003	56,255
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
During 2014, we completed the acquisition of 22 physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician, and hospital and post-acute care facility agreements. Goodwill represents the potential business synergy from the combined operations of our existing and acquired practices through an expanded national network of providers, improved managed care contracting, improved collections, identification of growth initiatives and cost savings based upon the significant infrastructure we have developed. Amounts recorded as goodwill and identifiable intangible assets are not amortizable for GAAP financial reporting purpose but are amortized for tax purposes over 15 years.
In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for 21 of the 22 acquisitions completed during 2014 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices or the acquisition of certain other physician practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The estimated fair value of contingent consideration related to transactions is recognized at the acquisition-date. Subsequent changes, if any, to the estimated fair value of contingent consideration are recognized as part of on-going operations. In 2014, the net increase in the fair value of contingent consideration was $2.3 million. The contingent consideration for seven acquisitions completed during the three months ended December 31, 2014 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.

We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.
The following table summarizes the total amounts recorded during the years ended December 31, related to the acquisition of physician practices (in thousands):

	2014	2013
Acquired assets, net of assumed liabilities—paid and accrued:
Goodwill—current year transactions	$53,462	$119,437
Other intangible assets	637	5,028
Fixed assets	—	46
Total acquired assets—current year	54,099	124,511
Assumed accrued compensation liabilities	—	(569)
Goodwill—adjustment for prior year transactions	(1,861)	(2,059)
	52,238	121,883
Cash paid for acquisitions:
Current year transactions	(30,250)	(91,322)
Contingent consideration	(17,674)	(12,601)
Other—prior year transactions	—	(204)
Total cash paid for acquisitions	(47,924)	(104,127)

Change in accrued contingent consideration	(122)	(6,075)
Net change in payable for practice acquisitions	4,192	11,681
Payable for practice acquisitions, beginning of period	40,719	29,038
Payable for practice acquisitions, end of period	$44,911	$40,719
During the fourth quarter of 2013, we acquired eight practices and in addition to the closing payments, we recorded accrued contingent consideration on a provisional basis pending completion of the valuation studies as of the acquisition date. The valuation studies were completed in 2014, resulting in a reduction of $1,861,000 of the accrued contingent consideration and the corresponding reduction to goodwill, which was recorded in 2014 as an adjustment for prior year transactions.
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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.
The following table presents our liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

Accrued contingent consideration (included in payable for practice acquisitions)	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
2014	$—	$—	$44,911	$44,911

2013	$—	$—	$40,719	$40,719
The following table presents a reconciliation for our liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2014 and 2013 (dollars in thousands):

Accrued contingent consideration	2014	2013
Beginning balance	$40,719	$28,834
Addition through acquisition transactions	23,849	32,620
Adjustment for prior year transactions	(1,861)	(2,059)
Change in accrued contingent consideration	(122)	(6,075)
Payments	(17,674)	(12,601)
Ending balance	$44,911	$40,719
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include a discount rate of 1.33% to 2.40%, and 10% to 100% probability of achieving the estimated projected earnings or the achievement of certain other objectives.
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
Note 4. Debt
On October 23, 2013, we executed an amendment to our Credit Facility, which provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of December 31, 2014, we had borrowings of $80.0 million and letters of credit of $0.3 million outstanding, and $44.7 million available under the Credit Facility.
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
The amended Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of December 31, 2014, we were in compliance with such financial covenants and restrictions.
Interest costs and unused commitment fees related to our debt and Credit Facility for the years ended December 31 are comprised of the following (in thousands):

	2014	2013	2012
Interest expense	$1,208	$391	$153
Unused commitment fees	120	149	184
Total interest expense	$1,328	$540	$337

Note 5. Income Taxes
The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	2014	2013	2012
Current:
Federal	$17,382	$18,178	$15,388
State	2,031	2,222	2,312
Total current(1)	19,413	20,400	17,700
Deferred:
Federal	3,856	4,322	1,997
State	1,377	975	31
Total deferred	5,233	5,297	2,028
Total provision	$24,646	$25,697	$19,728
(1) Current tax provision excludes tax benefit from stock compensation recorded to additional paid-in capital in the amount of:	$(953)	$(2,609)	$(988)
A reconciliation of the provision for income taxes compared with U.S. statutory tax rates for the years ended December 31 is shown below:

	2014	2013	2012
Statutory federal tax provision	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
State tax net of federal benefit	3.48%	3.10%	2.91%
Change in valuation allowance	(0.16)%	0.05%	(0.22)%
Permanent differences and other	0.39%	0.15%	0.01%
Recognition of tax benefits for uncertain positions	—%	—%	—%
Income tax provision	38.71%	38.30%	37.70%
In 2014, there was an increase in the overall effective tax rate primarily related to a discrete deferred tax asset valuation adjustment pertaining to the realization of certain state tax credits. In 2013, there was an increase in the overall effective tax rate primarily due to a change in state tax laws in November 2012.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, the significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss (NOL) carryforwards	$581	$575
Allowance for uncollectible accounts	2,387	2,562
Compensation accruals	1,779	1,564
Accrued IBNR claims	10,302	9,445
Stock-based compensation	8,102	6,611
State taxes and credits	5,002	3,604
Other	710	492
Total deferred tax assets	28,863	24,853
Less: Valuation allowance	(4,445)	(2,746)
Deferred tax assets, net	24,418	22,107
Deferred tax liabilities:
Prepaid insurance	(5,596)	(5,349)
Depreciation and amortization	(31,143)	(23,489)
Total deferred tax liabilities	(36,739)	(28,838)
Total net deferred tax liability	$(12,321)	$(6,731)
We evaluate the recoverability of our deferred tax assets based on operations. The Company evaluated the positive and negative evidence related to their ability to utilize certain state credit carry forwards and concluded it is not more likely than not the credits will be fully utilized. California passed a tax law change in November, 2012 that reduced the Company’s annual credit utilization. Given this law change and considering all other available information, a partial valuation allowance of $4,199,000 was determined to be necessary. In addition, there is a valuation allowance related to consolidated Professional Medical Corporations that file separate tax returns for which the realization of the deferred tax asset is not more likely than not to be utilized. There is a net deferred tax liability at December 31, 2014 due to an increase in tax amortization of goodwill which has an indefinite reversal pattern.
As of December 31, 2014 we have federal NOL carryforwards of $1,451,000 which begin to expire in 2019, and state NOL carryforwards of $1,663,000, which begin to expire in 2020. Federal NOLs of $390,000 incurred before 2000 are subject to an annual change of ownership limitation of approximately $195,000 per Internal Revenue Code Section 382 and applicable state statutes, which may limit our ability to utilize a portion of these losses.
As of December 31, 2014 we have state credit carryforwards of $4,307,000 which will begin to expire on December 31, 2024. A partial valuation allowance of approximately $4,199,000 has been recorded against these credits due to the uncertainty of utilization.
At December 31, 2014 we had no gross unrecognized tax benefits (UTB).
Our accounting policy is to include interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 we did not have any accrued interest and penalties related to uncertain tax positions.
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
Note 6. Defined Contribution Plan
Substantially all of our employees are eligible to participate in the IPC Healthcare, Inc. 401(k) Plan (the Plan). According to the Plan, we contribute half of the participant’s contributions when they are no greater than 7% of the participant’s annual compensation. The vesting period of our contribution is one year. After 60 days following an employee’s date of hire, all new-hires are automatically enrolled in the Plan. Employees that are automatically enrolled have 60 days to opt out of the Plan and to receive a refund of any contributions made in that period. We fund contributions as accrued. For the years ended December 31, expense recognized in connection with our contributions was (in thousands):

	2014	2013	2012
Employer contribution to defined contribution plan	$9,941	$8,728	$7,484
Note 7. Stock-Based Compensation
At December 31, 2014, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of December 31, 2014, there were 915,145 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.
All option awards granted during 2014, 2013 and 2012 were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock awards generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued.
Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses. The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statement of Income for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Total stock-based compensation expense	$8,282	$7,355	$6,344
Tax benefit from stock-based compensation expense	(3,205)	(2,817)	(2,392)
Total stock-based compensation expense, net of tax	$5,077	$4,538	$3,952
As of December 31, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands).

	Total Unrecognized Compensation Cost	Weighted-Average Remaining Contractual Term
		(Years)
Stock option	$1,687	5.22
Restricted stock	$6,603	1.16
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	For Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.10%	0.67%	1.21%
Expected volatility	37.11%	40.07%	39.86%
Expected option life (in years)	4.44	4.40	6.16
Expected dividend yield	—%	—%	—%

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
The following table summarizes the stock option activity in our Equity Plan during the year ended December 31, 2014.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000’s)
Options outstanding as of December 31, 2013	1,380,425	$30.12			$12.56
Changes during period:
Granted	44,885	53.74			17.20
Exercised	(151,008)	25.87			10.99
Cancelled	(39,772)	42.41			17.91
Expired
Options outstanding as of December 31, 2014	1,234,530	$31.10	5.22	$18,661	$12.75
Options exercisable as of December 31, 2014	1,113,763	$29.92	5.07	$18,041	$12.40
The total intrinsic value of stock options exercised during the year ended December 31, 2014 was $2,999,000.
The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the year ended December 31, 2014.

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000’s)
Restricted/performance stock awards outstanding as of December 31, 2013	212,413			$40.29
Changes during period:
Granted	119,293			51.94
Vested	(55,071)			38.82
Cancelled/Forfeited	(11,416)			43.46
Restricted/performance stock awards outstanding as of December 31, 2014	265,219	1.16	$12,171	$45.69
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

	2014	2013	2012
Stock-based compensation expense related to ESPP	$290	$329	$309
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
The calculations of basic and diluted net income per share for the years ended December 31 are as follows (dollar in thousands, except for per share data):

	2014	2013	2012
Basic:
Net income attributable to common stockholders	$39,020	$41,396	$32,586
Weighted average number of common shares outstanding	17,145,017	16,811,571	16,578,994
Basic net income per share attributable to common stockholders	$2.28	$2.46	$1.97
Diluted:
Net income attributable to common stockholders	$39,020	$41,396	$32,586
Weighted average number of common shares outstanding	17,145,017	16,811,571	16,578,994
Weighted average number of dilutive common share equivalents from options to purchase common stock	474,033	503,188	389,151
Common shares and common share equivalents	17,619,050	17,314,759	16,968,145
Diluted net income per share	$2.21	$2.39	$1.92
Outstanding stock options, which have an exercise price above market or which are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of December 31, the excluded stock options were as follows:

	2014	2013	2012
Stock options excluded from diluted shares computation	79,635	28,194	430,489
Note 10. Commitments and Contingencies
Leases
We lease certain buildings and equipment under operating leases. Certain building leases contain renewal options. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable leases as of December 31, 2014, are as follows (in thousands):

2015	$4,879
2016	4,648
2017	4,145
2018	3,722
2019	1,426
Thereafter	2,319

$21,139

We do not have contingent rent and sub-lease agreements. Rent expense recorded for years ended December 31 was as follows (in thousands):

	2014	2013	2012
Total rent expense	$4,402	$3,595	$3,330
Regulatory Matters
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations. However, we are in litigation with the Department of Justice (DOJ) as discussed under “Government Claim” section below.
We operate in certain states regulated under corporate practice of medicine laws and we believe that we are in compliance with all such laws.
Legal
In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated clinicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, grants the motion to dismiss in part and denies it in part. The Court’s Opinion and Order dismisses the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denies the request to dismiss IPC, which remains the sole defendant in the lawsuit.

It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Liability Insurance
Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms. In addition to the known incidents occurring through December 31, 2014 that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable.
We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have a material adverse effect on our business.
Note 11. Quarterly Results of Operations (unaudited)
Following is a summary of our quarterly results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands, except for per share data):

	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
Net revenue	$179,234	$169,757	$172,268	$172,726	$161,600	$149,073	$145,753	$153,091
Income from operations	16,142	14,307	17,576	16,964	15,658	14,791	20,032	17,139
Investment income	1	2	1	1	1	7	3	2
Interest expense	(271)	(361)	(382)	(314)	(217)	(109)	(99)	(115)
Income before income taxes	15,872	13,948	17,195	16,651	15,442	14,689	19,936	17,026
Income tax provision	6,342	5,341	6,586	6,377	5,915	5,626	7,635	6,521
Net income	$9,530	$8,607	$10,609	$10,274	$9,527	$9,063	$12,301	$10,505
Per share data:
Net income per share(1):
Basic	$0.55	$0.50	$0.62	$0.60	$0.56	$0.54	$0.73	$0.63
Diluted	$0.54	$0.49	$0.61	$0.58	$0.54	$0.52	$0.71	$0.61
Weighted average shares:
Basic	17,211,617	17,187,819	17,123,840	17,054,598	16,937,646	16,839,069	16,763,325	16,703,369
Diluted	17,655,522	17,652,892	17,515,938	17,567,583	17,516,086	17,368,426	17,228,173	17,125,940

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.
Note 12. Subsequent Events (unaudited)
Subsequent to December 31, 2014, we completed four practice acquisitions. On January 2, 2015, we changed our company's name from IPC The Hospitalist Company, Inc. to IPC Healthcare, Inc.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2014, our internal control over financial reporting is effective.
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
IPC Healthcare, Inc.
We have audited IPC Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, IPC Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IPC Healthcare, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 23, 2015

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “2015 Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 49.
(a)(2) Financial Statement Schedules
The following schedule is filed as part of this Report:
IPC HEALTHCARE, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Allowance for uncollectible accounts were as follows:
Balance at beginning of year	$6,510	$4,837	$4,831
Amount charged against operating revenue	16,851	15,274	14,611
Accounts receivable write-offs (net of recovery)	(17,294)	(13,601)	(14,605)
Balance at end of year	$6,067	$6,510	$4,837
No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation of IPC Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q (File No. 001-33930) filed on October 28, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of IPC Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 001-33930) filed on January 5, 2015)

3.3	Fifth Amended and Restated Bylaws of IPC Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K (File No. 001-33930) filed on January 5, 2015)

4.1*	Form of Common Stock Certificate

10.1*†	IPC Healthcare, Inc. 2007 Equity Participation Plan, dated July 19, 2007, and the forms of agreements used thereunder

10.2*†	Form of Indemnification Agreement between IPC Healthcare, Inc. and each of its directors and executive officers

10.3*	Form of Management Agreement between a subsidiary of IPC Healthcare, Inc. and each of its affiliated professional organizations

10.4
Form of Amendment to Management Agreement between a subsidiary of IPC Healthcare, Inc. and each of its affiliated professional organizations (incorporated by reference to Exhibit 10.3.1 to the Company's Form 10-K (File No. 001-33930) filed on February 22, 2010)

Exhibit Number	Description of Document

10.5
Credit Agreement, dated as of August 4, 2011, by and among IPC Healthcare, Inc., the lenders named therein, and Wells Fargo bank, National Association, as Administrative Agent, L/C issuer, Swing Line lender, and Wells Fargo Securities, LLC as lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.6
Security Agreement dated as of August 4, 2011 by IPC Healthcare, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.7
Guaranty Agreement dated as of August 4, 2011, by IPC Healthcare, Inc. (and each of the other Affiliates or Subsidiaries party thereto) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 001-33930) filed on August 9, 2011)

10.8*	Master Security Agreement, dated as of September 26, 2007, by and between General Electric Capital Corporation and IPC Healthcare, Inc.

10.9†
Second Amended and Restated Employment Agreement, effective August 5, 2009, between Adam D. Singer, M.D. and IPC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.10†
Second Amended and Restated Employment Agreement, effective August 5, 2009, between R. Jeffrey Taylor and IPC Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.11†
Second Amended and Restated Employment Agreement, effective August 5, 2009, between Richard G. Russell and IPC Healthcare, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-33930) filed on August 6, 2009)

10.12†
IPC Healthcare, Inc. Nonqualified Employee Stock Purchase Plan amended and restated effective as of March 19, 2008 (as amended on May 26, 2011) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-33930) filed on June 2, 2011)

10.13*†	IPC Healthcare, Inc. Executive Change of Control Plan

10.14†	IPC Healthcare, Inc. Executive Change in Control Plan, effective March 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.15*†	2002 Equity Participation Plan of IPC Healthcare, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.16*†	Written Consent of Inpatient Consultants Management, Inc. dated January 31, 2007 amending the 2002 Equity Participation Plan

10.17*†	1997 Equity Participation Plan of IPC Healthcare, Inc. (f/k/a Inpatient Consultants Management, Inc.) and the form of stock option agreement used thereunder

10.18*†	Amendment No. 1 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 29, 1998

10.19*†	Amendment No. 2 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated April 28, 1999

10.20*†	Amendment No. 3 to the 1997 Equity Participation Plan of Inpatient Consultants Management, Inc. dated October 10, 2000

Exhibit Number	Description of Document

10.21*	Form of Succession Agreement between an affiliated entity of IPC Healthcare, Inc. and its founding doctor

10.22*
Second Amended and Restated Registration Rights Agreement, dated October 7, 2002, by and between IPC Healthcare, Inc. (f/k/a Inpatient Consultants Management, Inc.), the founding stockholders signatory thereto and the investors signatory thereto

10.23†
Employment Agreement, effective March 31, 2011, between Kerry E. Weiner, M.D. and IPC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33930) filed on April 27, 2011)

10.24†
Employment Agreement, effective November 1, 2011, between Richard H. Kline, III and IPC Healthcare, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K (File No. 001-33930) filed on February 23, 2012)

10.25†	Form of Performance Unit Agreement under 2007 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33930) filed on April 26, 2012)

10.26†	IPC Healthcare, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.27†
First Amendment to the IPC Healthcare, Inc. 2012 Equity Participation Plan (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.28†	IPC Healthcare, Inc. Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2012.)

10.29
Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33930) filed on November 1, 2013)

10.30
First Amendment, dated as of August 29, 2013, to that certain Asset Purchase Agreement, dated as of August 16, 2013, by and among Hospitalists Management of New Hampshire, Inc., InPatient Consultants of Massachusetts, P.C., Steward Medical Group, Inc. and Steward Health Care System LLC. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33930) filed on November 1, 2013)

10.31
First Amendment to Credit Agreement, Guaranty and Security Agreement, dated as of October 24, 2013, by and among IPC Healthcare Inc.; the Lenders (as defined in the Credit Agreement); and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-33930) filed on October 24, 2013)

10.32
Asset Purchase Agreement, dated as of October 23, 2013, by and among IPC Management Consultants of New York, Inc., InPatient Hospitalist Healthcare Services of New York, P.C., and Geriatric Services, P.C. (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

10.33
First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among IPC Management Consultants of New York, Inc., InPatient Hospitalist Healthcare Services of New York, P.C., and Geriatric Services, P.C. (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

10.34
Asset Purchase Agreement, dated as of October 23, 2013, by and among Hospitalist Management Consultants of New York, Inc., InPatient Hospitalist Services of New York, P.C., Park Avenue Health Care Management, LLC, and Park Avenue Medical Associates, P.C. (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

Exhibit Number	Description of Document

10.35
First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among Hospitalist Management Consultants of New York, Inc., InPatient Hospitalist Services of New York, P.C., Park Avenue Health Care Management, LLC, and Park Avenue Medical Associates, P.C. (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

10.36
Asset Purchase Agreement, dated as of October 23, 2013, by and among Hospitalists Management of New Hampshire, Inc., IPC Hospitalists of New England, P.C., and Park Avenue Medical Associates, LLC. (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

10.37
First amendment to Asset Purchase Agreement, dated as of December 11, 2013, by and among Hospitalists Management of New Hampshire, Inc., IPC Hospitalists of New England, P.C., and Park Avenue Medical Associates, LLC. (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K (File No. 001-33930) filed on February 26, 2014)

21.1	Subsidiaries of IPC Healthcare, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference to IPC Healthcare, Inc.’s Registration Statement on Form S-1 (File No. 333-145850).

†	Management contracts or compensation plans, contracts or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2015.

IPC Healthcare, Inc. (Registrant)

By:	/S/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2015.

Signature	Title

/S/ ADAM D. SINGER, M.D.	Chief Executive Officer, Chairman and Director
Adam D. Singer, M.D.	(Principal Executive Officer)

/S/ R. JEFFREY TAYLOR	President, Chief Operating Officer and Director
R. Jeffrey Taylor

/S/ RICK KLINE	Chief Financial Officer (Principal Financial Officer)
Rick Kline

/S/ FERNANDO J. SARRIA	Chief Accounting Officer
Fernando J. Sarria	(Principal Accounting Officer)

/S/ MARK J. BROOKS	Director
Mark J. Brooks

/S/ THOMAS P. COOPER, M.D.	Director
Thomas P. Cooper, M.D.

/S/ FRANCESCO FEDERICO, M.D.	Director
Francesco Federico, M.D.

/S/ WOODRIN GROSSMAN	Director
Woodrin Grossman

/S/ C. THOMAS SMITH	Director
C. Thomas Smith

/S/ CHUCK TIMPE	Director
Chuck Timpe

/S/ ROBERT M. WACHTER	Director
Robert M. Wachter M.D.