Form 10-Q
period 2015-03-31
IPC Healthcare, Inc.
filed 2015-04-30
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 17,387,489 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC HEALTHCARE, INC.
FORM 10-Q
QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IPC Healthcare, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,020	$14,913
Accounts receivable, net	133,710	122,092
Insurance receivable for malpractice claims, current portion	13,038	12,564
Prepaid expenses and other current assets	15,702	20,876
Total current assets	172,470	170,445
Property and equipment, net	9,038	8,798
Goodwill	429,793	408,988
Other intangible assets, net	4,725	4,957
Insurance receivable for malpractice claims, less current portion	22,409	21,574
Total assets	$638,435	$614,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,864	$8,388
Accrued compensation	44,757	40,907
Payable for practice acquisitions, current portion	44,636	35,411
Medical malpractice and self-insurance reserves, current portion	13,618	13,079
Deferred tax liabilities, current portion	584	584
Total current liabilities	113,459	98,369
Long-term debt	75,000	80,000
Medical malpractice and self-insurance reserves, less current portion	48,659	47,239
Payable for practice acquisitions, less current portion	11,672	9,500
Deferred tax liabilities, less current portion	11,737	11,737
Total liabilities	260,527	246,845
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock. $0.001 par value, 50,000,000 shares authorized, 17,384,739 and 17,242,209 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	185,422	181,841
Retained earnings	192,469	186,059
Total stockholders’ equity	377,908	367,917
Total liabilities and stockholders’ equity	$638,435	$614,762
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$180,771	$172,726
Operating expenses:
Cost of services—physician practice salaries, benefits and other	134,167	127,273
General and administrative	29,792	27,607
Net change in fair value of contingent consideration	4,684	(383)
Depreciation and amortization	1,515	1,265
Total operating expenses	170,158	155,762
Income from operations	10,613	16,964
Investment income	1	1
Interest expense	(277)	(314)
Income before income taxes	10,337	16,651
Income tax provision	3,927	6,377
Net income	$6,410	$10,274
Net income per share:
Basic	$0.37	$0.60
Diluted	$0.36	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$6,410	$10,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,515	1,265
Stock-based compensation expense	1,904	1,965
Changes in assets and liabilities:
Accounts receivable	(11,618)	(14,064)
Prepaid expenses and other current assets	5,104	4,270
Accounts payable and accrued liabilities	1,939	4,260
Accrued compensation	3,850	2,770
Medical malpractice and self-insurance reserves, net	650	623
Accrued contingent consideration	4,379	(1,189)
Net cash provided by operating activities	14,133	10,174
Investing activities
Acquisitions of physician practices	(13,908)	(8,740)
Purchase of property and equipment	(1,865)	(750)
Net cash used in investing activities	(15,773)	(9,490)
Financing activities
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	(20,000)	(5,000)
Net proceeds from issuance of common stock	1,580	2,160
Excess tax benefits from stock-based compensation	167	420
Net cash used in financing activities	(3,253)	(2,420)
Net decrease in cash and cash equivalents	(4,893)	(1,736)
Cash and cash equivalents, beginning of period	14,913	25,010
Cash and cash equivalents, end of period	$10,020	$23,274
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$270	$102
Income taxes	$777	$635

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2015
Note 1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
IPC Healthcare, Inc. and its wholly-owned subsidiaries (the “Company,” “IPC,” “we,” “us,” and “our”) is a national physician group practice company that operates and manages full-time hospitalist and post-acute physician practices. We prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on the same basis as our audited annual financial statements. The consolidated financial statements include all accounts of IPC Healthcare, Inc. and its wholly owned subsidiaries and consolidated professional medical corporations (Professional Medical Corporations) managed under long-term management agreements.
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
In our opinion, these consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to GAAP and SEC rules and regulations, which are applicable to interim financial statements. As a result, the following disclosures should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions of the fair value of certain reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Significant estimates include the estimated net realizable value of accounts receivable, medical malpractice insurance receivable and payable for known claims, liabilities for claims incurred but not reported (IBNR) related to medical malpractice, fair value of contingent consideration related to business combinations and the analysis of goodwill for impairment. The process of estimating these assets and liabilities involves judgment, which is subject to an inherent degree of uncertainty. Actual results could differ from those estimates. The results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2015.
Fair Value of Financial Instruments
Our consolidated balance sheets as of March 31, 2015 and December 31, 2014 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at March 31, 2015 and December 31, 2014. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which are defined as Level 2 inputs under GAAP on fair value measures. See Note 3 for the definition of Level 2 inputs under GAAP.
Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for the definition of Level 3 inputs under GAAP and more information.
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2015	$408,988
Goodwill acquired during 2015	21,088
Adjustment for prior year transactions	(283)
Goodwill - ending balance at March 31, 2015	$429,793

The valuation studies related to the practice acquisitions that occurred in the fourth quarter of 2014 were completed in early 2015, and as a result, the value of contingent consideration liability related to these acquisitions as of the acquisition dates was decreased by $283,000, along with a corresponding decrease in our goodwill.
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

	March 31, 2015				December 31, 2014
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$13,038	$13,038	$580	$13,618	$12,564	$12,564	$515	$13,079
Long-term Portion	22,409	22,409	26,250	48,659	21,574	21,574	25,665	47,239
Total	$35,447	$35,447	$26,830	$62,277	$34,138	$34,138	$26,180	$60,318

New Accounting Principles
In May 2014, the Financial Accounting Standards Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.
Note 2. Business Acquisitions
For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.
During the three months ended March 31, 2015, we completed the acquisition of six hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.
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
In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for the six acquisitions completed during the three months ended March 31, 2015 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for the six acquisitions completed during the three months ended March 31, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.
We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.
The following table summarizes the total amounts recorded during the three months ended March 31, 2015 related to the acquisition of hospitalist practices (in thousands):

Acquired assets, net of assumed liabilities – paid and accrued:
Goodwill - current year transactions	$21,088
Other intangible assets	114
Fixed Assets	7
Total acquired assets - current year	21,209
Goodwill - adjustment for prior year transactions	(283)
20,926
Cash paid for acquisitions:
Current year transactions	(13,170)
Contingent consideration	(699)
Other - prior year transactions	(39)
Total cash paid for acquisitions	(13,908)

Change in accrued contingent consideration	4,379
Net change in payable for practice acquisitions	11,397
Payable for practice acquisitions, beginning of period	44,911
Payable for practice acquisitions, end of period	$56,308
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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$—	$—	$56,308	$56,308
The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Accrued contingent consideration for practice acquisitions
Beginning balance	$44,911
Addition through acquisition transactions	8,039
Adjustment for prior year transactions	(283)
Change in accrued contingent consideration	4,379
Payments	(738)
Ending balance	$56,308
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 1.31% to 1.84% and 100% probability of achieving the estimated projected earnings or the achievement of certain other objectives.
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
Note 4. Debt
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2015, we had borrowings of $75.0 million and letters of credit of $0.3 million outstanding, and $49.7 million available under the Credit Facility.
The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2015 was 0.9375% per annum.
The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2015, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes
The following table sets forth our income tax provisions and effective tax rates for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax provision	$3,927	$6,377
Effective tax rate	38.0%	38.3%
The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.
Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2015, we did not have any estimated interest and penalties related to uncertain tax positions.
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
Note 6. Stock-Based Compensation
At March 31, 2015, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of March 31, 2015, there were 552,234 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.
All option awards previously granted were issued with exercise prices equal to the closing price of our common stock on the NASDAQ Global Select Market on the dates of the grant. The options under the Equity Plan generally vest over a four-year period from date of grant, and options terminate on the 10th anniversary of the agreement date for all grants issued before January 1, 2013 and on the 7th anniversary of the agreement date for all grants issued after December 31, 2012. Restricted stock awards generally vest over a four-year period from date of the award. Performance stock units granted prior to 2015 generally vest over two to three years from date of the award based on the expected level of achievement of certain operational goals that will be obtained and adjusted as appropriate to reflect actual shares issued. Performance stock units granted in 2015 generally vest over three to four years from date of the award based on the expected level of achievement of certain market conditions that will be obtained and adjusted as appropriate to reflect actual shares issued.
Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total stock-based compensation expense	$1,904	$1,965
Tax benefit from stock-based compensation expense	(724)	(753)
Total stock-based compensation expense, net of tax	$1,180	$1,212

As of March 31, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$1,165	1.59
Restricted/Performance stock	$12,764	2.02
The grant date fair value of each restricted stock award or performance stock units with operational goals is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market. The grant date fair value of each performance stock units with market conditions is determined using a Monte-Carlo simulation model. Key assumptions for Monte-Carlo simulation model are the risk-free interest rate, expected volatility and correlation coefficient.
The following table summarizes the stock option activities in our Equity Plan during the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2014	1,234,530	$31.10			$12.75
Changes during period:
Granted	—	—			—
Exercised	(17,062)	26.40			10.94
Cancelled	(1,245)	35.23			14.46
Options outstanding as of March 31, 2015	1,216,223	$31.16	4.94	$19,178	$12.77
Options exercisable as of March 31, 2015	1,135,076	$30.45	4.83	$18,641	$12.59
The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the three months ended March 31, 2015:

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2014	265,219			$45.69
Changes during period:
Granted	183,214			44.01
Vested	(105,194)			41.89
Forfeited	(1,136)			47.69
Restricted/performance stock awards outstanding as of March 31, 2015	342,103	2.02	$15,956	$46.86
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

The calculations of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income attributable to common stockholders	$6,410	$10,274
Weighted average number of common shares outstanding	17,302,522	17,054,598
Basic net income per share attributable to common stockholders	$0.37	$0.60
Diluted:
Net income attributable to common stockholders	$6,410	$10,274
Weighted average number of common shares outstanding	17,302,522	17,054,598
Weighted average number of dilutive common share equivalents from options to purchase common stock	412,891	512,985
Common shares and common share equivalents	17,715,413	17,567,583
Diluted net income per share	$0.36	$0.58
Outstanding stock options and performance stock units that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of March 31, 2015, the total number of excluded stock options and performance stock units was 349,117.
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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC, which remains the sole defendant in the lawsuit. The parties have begun active discovery.
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
The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on February 23, 2015.
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
Business Acquisitions
During the three months ended March 31, 2015, we acquired six hospitalist physician practices for a total estimated purchase price of $21,209,000. In connection with these acquisitions, we recorded goodwill of $21,088,000, identifiable intangible assets of $114,000 and fixed assets of $7,000. Total transaction costs of $22,000 for our acquisition activities during the three months ended March 31, 2015 were expensed as incurred.
In connection with these six acquisitions, we recorded liabilities of $8,039,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for the six acquisitions completed during the three months ended March 31, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future periods. The changes in fair value, if any, are recognized in our results of operations. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $4.7 million and a reduction to expense of $0.4 million for the three months ended March 31, 2015 and 2014, respectively.
Diluted earnings per share for the three months ended March 31, 2015, which includes the net change in fair value, was $0.36 diluted earnings per share, compared with $0.58 diluted earnings per share for the same period in the prior year.

Excluding the net change in fair value, diluted earnings per share for the three months ended March 31, 2015 was $0.53 diluted earnings per share, compared with $0.57 diluted earnings per share for the same period in the prior year.
Rate Changes by Government Sponsored Programs
Until recently, the Medicare program reimbursed for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relied, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2015, the Medicare update resulted in a slight increase in our net patient revenue per encounter.
The annual Medicare Physician Fee Schedule update, based on the SGR, was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (GDP), the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.
Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015. On November 13, 2014, CMS published the calendar year 2015 Physician Fee Schedule final rule, which, consistent with the Protecting Access to Medicare Act of 2014, called for a 0% update from January 1, 2015 through March 31, 2015 and a negative 21.2% update under the statutory SGR formula for April 1, 2015 through December 31, 2015. However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model (APM) the physician participates. Given that the APMs have yet to take effect, we cannot determine the impact of such payments models on our business at this time.
Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the Medicare Access and CHIP Reauthorization Act of 2015, which blocks the GPCI payment adjustment until January 1, 2018, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in the payments we receive for physician services.
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs.  Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months.  Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians reduced our net patient revenue per encounter by approximately 1.0.
Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. In recent years, the government has enacted a patchwork of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. Most recently, on December 9, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015, which funds the government through September 30, 2015. However, this new law is a temporary measure that does not resolve the debt ceiling issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are fully implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program, which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance, which increased in January 2014 with the expansion of Medicaid eligibility and the initiation of health coverage through plans purchased on the health exchanges.
The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the IPA Board)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of early 2015, the President had yet to nominate anyone to serve on the IPA Board.
Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.
The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. In the 2015 Physician Fee Schedule final rule, CMS continued to expand the impact of value-based payment methodologies, for example, effective calendar year 2017, the amount of payment at risk under the value-based payment modifier will increase from 2.0 percent to 4.0 percent. The impact of this payment modifier, if any, cannot be determined at this time.
In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute care services for episodes of hospital care. The Medicare Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. Although we have entered into an agreement to participate in this initiative, the impact of these projects on our consolidated financial position, results of operations, or cash flows cannot be determined at this time.
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

Results of Operations and Operating Data
The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended March 31,
	2015	2014
Operating data – patient encounters	1,963,000	1,764,000

Net revenue	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	74.2%	73.7%
General and administrative	16.5%	16.0%
Net change in fair value of contingent consideration	2.6%	(0.2)%
Depreciation and amortization	0.8%	0.7%
Total operating expenses	94.1%	90.2%
Income from operations	5.9%	9.8%
Investment income	–	—%
Interest expense	(0.2)%	(0.2)%
Income before income taxes	5.7%	9.6%
Income tax provision	2.2%	3.7%
Net income	3.5%	5.9%
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Our patient encounters for the three months ended March 31, 2015 increased by 199,000 encounters or 11.3% to 1,963,000, compared with 1,764,000 for the same period in the prior year. Net revenue for the three months ended March 31, 2015 was $180.8 million, an increase of $8.0 million, or 4.7%, from $172.7 million for the same period in the prior year. The difference between revenue growth and encounter growth is principally related to Medicaid parity, which largely expired at the end of 2014, and the exiting of a few facility contracts during 2014. Of this $8.0 million increase, 55.6% was attributable to same-market area growth, including new hires and tuck-in acquisitions, and 44.4% was attributable to revenue generated from operations in new markets. Same-market encounters increased 8.7% and same-market net revenue increased 2.6%. Adjusting for Medicaid parity and the exiting of certain contracted facilities in 2014, same-market encounter growth and net revenue growth would have been approximately 10.6% and 10.5%, respectively. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.
Physician practice salaries, benefits and other expenses increased by $6.9 million or 5.4% to $134.2 million, or 74.2% of net revenue, for the three months ended March 31, 2015, as compared with $127.3 million, or 73.7% of net revenue, for the same period in the prior year. The 50 basis point increase in costs as a percentage of revenue is due to the acquisition of certain practices that are operating below the Company’s average gross margin. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $4.0 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $2.9 million of the $6.9 million overall cost increase is attributable to physician costs associated with our entrance into new markets.
General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $2.2 million, or 7.9%, to $29.8 million, or 16.5% of net revenue, for the three months ended March 31, 2015, as compared with $27.6 million, or 16.0% of net revenue, for the same period in the prior year. Adjusting for the cessation of Medicaid parity, general and administrative expenses would have been 16.0% of net revenue for the three months ended March 31, 2015. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations.

Excluding stock based compensation, general and administrative expenses were 15.4% of net revenue for the three months ended March 31, 2015, as compared with 14.8% of net revenue for the same period in the prior year.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $4.7 million and a decrease to expense of $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The $4.7 million increase was largely associated with a practice acquired in 2013 in the post-acute setting in New York. Because the fair value of contingent consideration for this practice is based on a certain multiple of operating results, the recent moderate improvement in projected earnings resulted in a large increase to expense.
Income from operations for the three months ended March 31, 2015 decreased $6.4 million, or 37.4%, to $10.6 million from $17.0 million for the same period in the prior year. Our operating margin was 5.9% and 9.8% for the three months ended March 31, 2015 and 2014, respectively. Excluding the net change in fair value, income from operations for the three months ended March 31, 2015 decreased 7.7% to $15.3 million, or an operating margin of 8.5%, compared with income from operations of $16.6 million, or an operating margin of 9.6% for the same period in the prior year.
Our effective tax rate for the three months ended March 31, 2015 and 2014 was 38.0% and 38.3%, respectively. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for the three months ended March 31, 2015 was $6.4 million, as compared with $10.3 million for the same period in the prior year, and our net income margin was 3.5% for the three months ended March 31, 2015, as compared with 5.9% for the same period in the prior year. Diluted earnings per share for the three months ended March 31, 2015 was $0.36, as compared with $0.58 for the same period in the prior year. Excluding the net change in fair value, net income for the three months ended March 31, 2015 was $9.3 million, or $0.53 diluted earnings per share, as compared with net income of $10.0 million, or $0.57 diluted earnings per share for the same period in the prior year.
Liquidity and Capital Resources
As of March 31, 2015, we had approximately $59.7 million in liquidity, which is composed of $10.0 million in cash and cash equivalents and an available line of credit of $49.7 million. We had borrowings of $75.0 million from our revolving line of credit outstanding at March 31, 2015, which was used to fund our practice acquisitions.
Net cash provided by operating activities was $14.1 million and $10.2 million for the three months ended March 31, 2015 and 2014, respectively. The changes in working capital during the three months ended March 31, 2015 was largely related to an increase in accounts receivable of $11.6 million, a decrease in prepaid expenses and other current assets of $5.1 million, an increase in accounts payable and accrued liabilities of $1.9 million and an increase in accrued compensation of $3.9 million primarily related to timing of payrolls and physician bonus payments.
Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 64 DSO and 60 DSO as of March 31, 2015 and December 31, 2014, respectively. The four day increase in DSO was primarily related to the level of recent acquisitions made during the quarter. We calculate our DSO using a three-month rolling average of net revenues.
Net cash used in investing activities was $15.8 million for the three months ended March 31, 2015, as compared with $9.5 million for the same period in the prior year. Cash of $13.9 million was used in the three months ended March 31, 2015 for physician practice acquisitions and contingent consideration payments on prior acquisitions, as compared with $8.7 million for the same period in the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.
For the three months ended March 31, 2015, net cash used in financing activities was $3.3 million, as compared with $2.4 million for the same period in the prior year. During the three months ended March 31, 2015, we repaid $20.0 million of our outstanding revolving line of credit and borrowed $15.0 million under our revolving line of credit to fund our practice acquisitions. During the three months ended March 31, 2014, we repaid $5.0 million of our outstanding revolving line of credit.
Credit Facility and Liquidity
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of March 31, 2015, we had borrowings of $75.0 million and letters of credit of $0.3 million outstanding, and $49.7 million available under the Credit Facility.

The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at March 31, 2015 was 0.9375% per annum.
The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of March 31, 2015, we were in compliance with such financial covenants and restrictions.
We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.
Off Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $75.0 million bearing an annual interest of 0.9375% under our Credit Facility at March 31, 2015. A 1.0% change in interest rate on our borrowings of $75.0 million would result in an impact to income before income taxes of approximately $750,000 on an annual basis.
Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of March 31, 2015, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket include the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC, which remains the sole defendant in the lawsuit. The parties have begun active discovery.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2015.

IPC HEALTHCARE, INC.

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