Form 10-Q
period 2015-06-30
IPC Healthcare, Inc.
filed 2015-07-30
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 23, 2015, there were 17,415,207 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC HEALTHCARE, INC.
FORM 10-Q
QUARTERLY REPORT

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IPC Healthcare, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,565	$14,913
Accounts receivable, net	121,699	122,092
Insurance receivable for malpractice claims, current portion	12,322	12,564
Prepaid expenses and other current assets	14,121	20,876
Total current assets	159,707	170,445
Property and equipment, net	8,960	8,798
Goodwill	458,494	408,988
Other intangible assets, net	4,924	4,957
Insurance receivable for malpractice claims, less current portion	22,999	21,574
Total assets	$655,084	$614,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,829	$8,388
Accrued compensation	37,544	40,907
Payable for practice acquisitions, current portion	49,611	35,411
Medical malpractice and self-insurance reserves, current portion	12,889	13,079
Deferred tax liabilities, current portion	584	584
Total current liabilities	108,457	98,369
Long-term debt	90,000	80,000
Medical malpractice and self-insurance reserves, less current portion	49,129	47,239
Payable for practice acquisitions, less current portion	4,496	9,500
Deferred tax liabilities, less current portion	13,622	11,737
Total liabilities	265,704	246,845
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock. $0.001 par value, 50,000,000 shares authorized, 17,414,907 and 17,242,209 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	188,144	181,841
Retained earnings	201,219	186,059
Total stockholders’ equity	389,380	367,917
Total liabilities and stockholders’ equity	$655,084	$614,762
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$184,026	$172,268	$364,797	$344,994
Operating expenses:
Cost of services—physician practice salaries, benefits and other	135,677	125,687	269,844	252,960
General and administrative	31,317	28,334	61,109	55,941
Net change in fair value of contingent consideration	1,174	(695)	5,858	(1,078)
Depreciation and amortization	1,461	1,366	2,976	2,631
Total operating expenses	169,629	154,692	339,787	310,454
Income from operations	14,397	17,576	25,010	34,540
Investment income	—	1	1	2
Interest expense	(283)	(382)	(560)	(696)
Income before income taxes	14,114	17,195	24,451	33,846
Income tax provision	5,364	6,586	9,291	12,963
Net income	$8,750	$10,609	$15,160	$20,883
Net income per share:
Basic	$0.50	$0.62	$0.87	$1.22
Diluted	$0.49	$0.61	$0.85	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$15,160	$20,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,976	2,631
Stock-based compensation expense	3,688	4,024
Changes in assets and liabilities:
Accounts receivable	393	(9,710)
Prepaid expenses and other current assets	6,755	7,452
Accounts payable and accrued liabilities	1,667	3,400
Accrued compensation	(3,363)	(1,199)
Medical malpractice and self-insurance reserves, net	517	1,937
Accrued contingent consideration	4,884	(3,304)
Net cash provided by operating activities	32,677	26,114
Investing activities
Acquisitions of physician practices	(45,831)	(21,575)
Purchase of property and equipment	(2,931)	(2,485)
Net cash used in investing activities	(48,762)	(24,060)
Financing activities
Proceeds from long-term debt	35,000	—
Repayments of long-term debt	(25,000)	(5,000)
Net proceeds from issuance of common stock	2,526	3,648
Excess tax benefits from stock-based compensation	211	585
Net cash provided by (used in) financing activities	12,737	(767)
Net (decrease) increase in cash and cash equivalents	(3,348)	1,287
Cash and cash equivalents, beginning of period	14,913	25,010
Cash and cash equivalents, end of period	$11,565	$26,297
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$548	$693
Income taxes	$7,809	$8,448

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2015
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
Fair Value of Financial Instruments
Our consolidated balance sheets as of June 30, 2015 and December 31, 2014 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our long-term debt borrowed from our line of credit approximated its fair value at June 30, 2015 and December 31, 2014. Pursuant to GAAP, we determine the fair value of our long-term borrowing using observable inputs, which are defined as Level 2 inputs under GAAP on fair value measures. See Note 3 for the definition of Level 2 inputs under GAAP.
Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 3 for the definition of Level 3 inputs under GAAP and more information.
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2015	$408,988
Goodwill acquired during 2015	49,789
Adjustment for prior year transactions	(283)
Goodwill - ending balance at June 30, 2015	$458,494

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

	June 30, 2015				December 31, 2014
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$12,322	$12,322	$567	$12,889	$12,564	$12,564	$515	$13,079
Long-term Portion	22,999	22,999	26,130	49,129	21,574	21,574	25,665	47,239
Total	$35,321	$35,321	$26,697	$62,018	$34,138	$34,138	$26,180	$60,318

New Accounting Principles
In May 2014, the Financial Accounting Standards Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which is extended to December 15, 2017. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.
Note 2. Business Acquisitions
For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.
During the six months ended June 30, 2015, we completed the acquisition of thirteen hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.
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
In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for ten out of the thirteen acquisitions completed during the six months ended June 30, 2015 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for four acquisitions completed during the three months ended June 30, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.
We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.
The following table summarizes the total amounts recorded during the six months ended June 30, 2015 related to the acquisition of hospitalist practices (in thousands):

Acquired assets, net of assumed liabilities – paid and accrued:
Goodwill - current year transactions	$49,789
Other intangible assets	630
Fixed assets	7
Total acquired assets - current year	50,426
Goodwill - adjustment for prior year transactions	(283)
50,143
Cash paid for acquisitions:
Current year transactions	(41,125)
Contingent consideration	(4,706)
Total cash paid for acquisitions	(45,831)

Change in accrued contingent consideration	4,884
Net change in payable for practice acquisitions	9,196
Payable for practice acquisitions, beginning of period	44,911
Payable for practice acquisitions, end of period	$54,107
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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$—	$—	$54,107	$54,107
The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Accrued contingent consideration for practice acquisitions
Beginning balance	$56,308	$44,911
Addition through acquisition transactions	1,262	9,301
Adjustment for prior year transactions	—	(283)
Change in accrued contingent consideration	505	4,884
Payments	(3,968)	(4,706)
Ending balance	$54,107	$54,107
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 1.27% to 1.90%, 100% probability of achieving the estimated projected earnings, and 10% to 80% probability of achieving certain other objectives.
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
Note 4. Debt
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2015, we had borrowings of $90.0 million and letters of credit of $0.3 million outstanding, and $34.7 million available under the Credit Facility.
The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2015 was 0.9375% per annum.
The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2015, we were in compliance with such financial covenants and restrictions.

Note 5. Income Taxes
The following table sets forth our income tax provisions and effective tax rates for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax provision	$5,364	$6,586	$9,291	$12,963
Effective tax rate	38.0%	38.3%	38.0%	38.3%
The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.
Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2015, we did not have any estimated interest and penalties related to uncertain tax positions.
The tax years 2009 to 2013 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are currently subject to one state tax examination for the tax year of 2009 and two federal tax examinations for the tax year of 2013. The outcome of the examinations cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our consolidated financial position, results of operations, or cash flows.
We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.
Note 6. Stock-Based Compensation
At June 30, 2015, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of June 30, 2015, there were 529,851 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.
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
Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total stock-based compensation expense	$1,784	$2,059	$3,688	$4,024
Tax benefit from stock-based compensation expense	(678)	(789)	(1,401)	(1,541)
Total stock-based compensation expense, net of tax	$1,106	$1,270	$2,287	$2,483

As of June 30, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$903	1.47
Restricted/Performance stock	$11,916	2.47
The grant date fair value of each restricted stock award or performance stock units with operational goals is based on the closing stock price on the grant date of the award as reported by NASDAQ Global Select Market. The grant date fair value of performance stock units with market conditions is determined using a Monte-Carlo simulation model. Key assumptions in the Monte-Carlo simulation model are the risk-free interest rate, expected volatility and correlation coefficient.
The following table summarizes the stock option activities in our Equity Plan during the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2014	1,234,530	$31.10			$12.75
Changes during period:
Exercised	(46,980)	33.07			13.90
Canceled	(2,574)	34.61			14.14
Options outstanding as of June 30, 2015	1,184,976	$31.01	4.69	$28,946	$12.70
Options exercisable as of June 30, 2015	1,120,916	$30.40	4.61	$28,068	$12.55
The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the six months ended June 30, 2015:

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2014	265,219			$45.69
Changes during period:
Granted	198,893			44.43
Vested	(105,444)			41.89
Forfeited	(4,959)			46.10
Restricted/performance stock awards outstanding as of June 30, 2015	353,709	1.80	$19,225	$46.11
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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income attributable to common stockholders	$8,750	$10,609	$15,160	$20,883
Weighted average number of common shares outstanding	17,388,646	17,123,840	17,345,822	17,089,410
Basic net income per share attributable to common stockholders	$0.50	$0.62	$0.87	$1.22
Diluted:
Net income attributable to common stockholders	$8,750	$10,609	$15,160	$20,883
Weighted average number of common shares outstanding	17,388,646	17,123,840	17,345,822	17,089,410
Weighted average number of dilutive common share equivalents from options to purchase common stock	487,076	392,098	476,568	467,535
Common shares and common share equivalents	17,875,722	17,515,938	17,822,390	17,556,945
Diluted net income per share	$0.49	$0.61	$0.85	$1.19
Outstanding stock options and performance stock units that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of June 30, 2015, the total number of excluded stock options and performance stock units was 51,349.
Note 8. Commitments and Contingencies
Legal
In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated clinicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.
We believe, based upon our review of pending actions and proceedings that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows in a future period.
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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC, which remains the sole defendant in the lawsuit. The parties are engaged in active discovery.
It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our business, consolidated financial position, results of operations, or cash flows.
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. On April 15, 2015, we filed a motion to stay the consolidated derivative lawsuit, pending the resolution of the False Claims Act case. That motion remains pending. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our business, consolidated financial position, results of operations, or cash flows.

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
Business Acquisitions
During the six months ended June 30, 2015, we acquired thirteen hospitalist physician practices for a total estimated purchase price of $50,426,000. In connection with these acquisitions, we recorded goodwill of $49,789,000, identifiable intangible assets of $630,000 and fixed assets of $7,000. Total transaction costs of $105,000 for our acquisition activities during the six months ended June 30, 2015 were expensed as incurred.
In connection with ten out of the thirteen acquisitions, we recorded liabilities of $9,301,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for four acquisitions completed during the three months ended June 30, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future periods. The changes in fair value, if any, are recognized in our results of operations. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $1,174,000 and a reduction to expense of $695,000 for the three months ended June 30, 2015 and 2014, respectively. The net change in fair value for acquisitions was an increase to expense of $5,858,000 and a reduction to expense of $1,078,000 for the six months ended June 30, 2015 and 2014, respectively.
Diluted earnings per share for the three months ended June 30, 2015, which includes the net change in fair value, was $0.49 diluted earnings per share, compared with $0.61 diluted earnings per share for the same period in the prior year.

Excluding the net change in fair value, diluted earnings per share for the three months ended June 30, 2015 was $0.53 diluted earnings per share, compared with $0.58 diluted earnings per share for the same period in the prior year. This $0.05 decrease in diluted earnings per share is primarily related to Medicaid Parity, which largely expired at the end of 2014.
Diluted earnings per share for the six months ended June 30, 2015, which includes the net change in fair value, was $0.85 diluted earnings per share, compared with $1.19 diluted earnings per share for the same period in the prior year. Excluding the net change in fair value, diluted earnings per share for the six months ended June 30, 2015 was $1.05 diluted earnings per share, compared with $1.15 diluted earnings per share for the same period in the prior year. This $0.10 decrease in diluted earnings per share is primarily related to Medicaid Parity, which largely expired at the end of 2014.
Rate Changes by Government Sponsored Programs
The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Effective January 1, 2015, the Medicare update resulted in a slight increase in our net patient revenue per encounter.
On April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the Sustainable Growth Rate methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on the Alternate Payment Model (APM) in which the physician participates. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payments models on our business at this time.
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
In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs.  Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months. Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians reduced our net patient revenue per encounter by approximately 1.0 percent.
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
The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the IPA Board)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of mid 2015, the President had yet to nominate anyone to serve on the IPA Board. Additionally, the U.S. legislature is currently considering a repeal of the IPA Board. On June 23, 2015, the House voted to repeal the IPA Board, and the Senate has referred the bill to the Committee on Finance. At this time, it is unclear when, if at all, the bill would be passed or what impact it might have on our business.
Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.
The impact of certain ACA provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. In the 2015 Physician Fee Schedule final rule, CMS continued to expand the impact of value-based payment methodologies, for example, effective calendar year 2017, the amount of payment at risk under the value-based payment modifier will increase from 2.0 percent to 4.0 percent. The impact of this payment modifier, if any, cannot be determined at this time.
In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute care services for episodes of hospital care. The Medicare Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. Although we have entered into an agreement to participate in this initiative, effective July 1, 2015, the impact of these projects on our consolidated financial position, results of operations, or cash flows cannot be determined at this time.
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
Results of Operations and Operating Data
The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating data – patient encounters	1,964,000	1,727,000	3,927,000	3,491,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	73.7%	73.0%	74.0%	73.3%
General and administrative	17.0%	16.4%	16.8%	16.2%
Net change in fair value of contingent consideration	0.6%	(0.4)%	1.6%	(0.3)%
Depreciation and amortization	0.9%	0.8%	0.7%	0.8%
Total operating expenses	92.2%	89.8%	93.1%	90.0%
Income from operations	7.8%	10.2%	6.9%	10.0%
Investment income	–	—%	–	—%
Interest expense	(0.1)%	(0.2)%	(0.2%)	(0.2)%
Income before income taxes	7.7%	10.0%	6.7%	9.8%
Income tax provision	2.9%	3.8%	2.5%	3.7%
Net income	4.8%	6.2%	4.2%	6.1%
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Our patient encounters for the three months ended June 30, 2015 increased by 237,000 encounters or 13.7% to 1,964,000, compared with 1,727,000 for the same period in the prior year. Net revenue for the three months ended June 30, 2015 was $184.0 million, an increase of $11.7 million, or 6.8%, from $172.3 million for the same period in the prior year. The difference between revenue growth and encounter growth is principally related to Medicaid Parity, which largely expired at the end of 2014, and the exiting of a few facility contracts during 2014. Of this $11.7 million increase, 52.3% was attributable to same-market area growth, including new hires and tuck-in acquisitions, and 47.7% was attributable to revenue generated from operations in new markets. Same-market encounters increased 9.8% and same-market net revenue increased 3.6%. Adjusting for Medicaid Parity and the exiting of certain contracted facilities in 2014 and the six months ended June 30, 2015, same-market encounter growth and net revenue growth would have been approximately 10.8% and 9.9%, respectively. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.
Physician practice salaries, benefits and other expenses increased by $10.0 million or 7.9% to $135.7 million, or 73.7% of net revenue, for the three months ended June 30, 2015, as compared with $125.7 million, or 73.0% of net revenue, for the same period in the prior year. The 70 basis point increase in costs as a percentage of revenue is primarily due to the acquisition of certain practices that are operating below the Company’s average gross margin. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $5.4 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $4.6 million of the $10.0 million overall cost increase is attributable to physician costs associated with our entrance into new markets.
General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $3.0 million, or 10.5%, to $31.3 million, or 17.0% of net revenue, for the three months ended June 30, 2015, as compared with $28.3 million, or 16.4% of net revenue, for the same period in the prior year. Adjusting for the cessation of Medicaid Parity, general and administrative expenses would have been 16.4% of net revenue for the three months ended June 30, 2015. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations. Excluding stock based compensation and the cessation of Medicaid Parity, general and administrative expenses were 15.5% of net revenue for the three months ended June 30, 2015, as compared with 15.3% of net revenue for the same period in the prior year.

The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $1.2 million and a decrease to expense of $0.7 million for the three months ended June 30, 2015 and 2014, respectively. The $1.2 million increase to expense was largely associated with a practice acquired in 2013 in the post-acute setting in New York. Because the fair value of contingent consideration for this practice is based on a certain multiple of operating results, the recent moderate improvement in projected earnings resulted in a large increase to expense.
Income from operations for the three months ended June 30, 2015 decreased $3.2 million, or 18.1%, to $14.4 million from $17.6 million for the same period in the prior year. Our operating margin was 7.8% and 10.2% for the three months ended June 30, 2015 and 2014, respectively. Excluding the net change in fair value, income from operations for the three months ended June 30, 2015 decreased 7.8% to $15.6 million, or an operating margin of 8.5%, compared with income from operations of $16.9 million, or an operating margin of 9.8% for the same period in the prior year.
Our effective tax rate for the three months ended June 30, 2015 and 2014 was 38.0% and 38.3%, respectively. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for the three months ended June 30, 2015 was $8.8 million, as compared with $10.6 million for the same period in the prior year, and our net income margin was 4.8% for the three months ended June 30, 2015, as compared with 6.2% for the same period in the prior year. Diluted earnings per share for the three months ended June 30, 2015 was $0.49, as compared with $0.61 for the same period in the prior year. Excluding the net change in fair value, net income for the three months ended June 30, 2015 was $9.5 million, or $0.53 diluted earnings per share, as compared with net income of $10.2 million, or $0.58 diluted earnings per share for the same period in the prior year.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Our patient encounters for the six months ended June 30, 2015 increased by 436,000 encounters or 12.5% to 3,927,000, compared with 3,491,000 for the same period in the prior year. Net revenue for the six months ended June 30, 2015 was $364.8 million, an increase of $19.8 million, or 5.7%, from $345.0 million for the same period in the prior year. The difference between revenue growth and encounter growth is principally related to Medicaid Parity, which largely expired at the end of 2014, and the exiting of a few facility contracts during 2014. Of this $19.8 million increase, 53.6% was attributable to same-market area growth, including new hires and tuck-in acquisitions, and 46.4% was attributable to revenue generated from operations in new markets. Same-market encounters increased 9.3% and same-market net revenue increased 3.1%. Adjusting for Medicaid Parity and the exiting of certain contracted facilities in 2014 and the six months ended June 30, 2015, same-market encounter growth and net revenue growth would have been approximately 10.1% and 9.8%, respectively.
Physician practice salaries, benefits and other expenses increased by $16.8 million or 6.7% to $269.8 million, or 74.0% of net revenue, for the six months ended June 30, 2015, as compared with $253.0 million, or 73.3% of net revenue, for the same period in the prior year. The 70 basis point increase in costs as a percentage of revenue is primarily due to the acquisition of certain practices that are operating below the Company’s average gross margin. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $9.4 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $7.4 million of the $16.8 million overall cost increase is attributable to physician costs associated with our entrance into new markets.
General and administrative expenses increased $5.2 million, or 9.2%, to $61.1 million, or 16.8% of net revenue, for the six months ended June 30, 2015, as compared with $55.9 million, or 16.2% of net revenue, for the same period in the prior year. Adjusting for the cessation of Medicaid Parity, general and administrative expenses would have been 16.1% of net revenue for the six months ended June 30, 2015. The dollar increase in expense was primarily the result of increased costs to support the continuing growth of our operations. Excluding stock based compensation and the cessation of Medicaid Parity, general and administrative expenses were 15.2% of net revenue for the six months ended June 30, 2015, as compared with 15.0% of net revenue for the same period in the prior year.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $5.9 million and a decrease to expense of $1.1 million for the six months ended June 30, 2015 and 2014, respectively. The $5.9 million increase to expense was largely associated with a practice acquired in 2013 in the post-acute setting in New York. Because the fair value of contingent consideration for this practice is based on a certain multiple of operating results, the recent moderate improvement in projected earnings resulted in a large increase to expense.
Income from operations for the six months ended June 30, 2015 decreased $9.5 million, or 27.6%, to $25.0 million from $34.5 million for the same period in the prior year. Our operating margin was 6.9% and 10.0% for the six months ended June

30, 2015 and 2014, respectively. Excluding the net change in fair value, income from operations for the six months ended June 30, 2015 decreased 7.8% to $30.9 million, or an operating margin of 8.5%, compared with income from operations of $33.5 million, or an operating margin of 9.7% for the same period in the prior year.
Our effective tax rate for the six months ended June 30, 2015 and 2014 was 38.0% and 38.3%, respectively. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for the six months ended June 30, 2015 was $15.2 million, as compared with $20.9 million for the same period in the prior year, and our net income margin was 4.2% for the six months ended June 30, 2015, as compared with 6.1% for the same period in the prior year. Diluted earnings per share for the six months ended June 30, 2015 was $0.85, as compared with $1.19 for the same period in the prior year. Excluding the net change in fair value, net income for the six months ended June 30, 2015 was $18.8 million, or $1.05 diluted earnings per share, as compared with net income of $20.2 million, or $1.15 diluted earnings per share for the same period in the prior year.
Liquidity and Capital Resources
As of June 30, 2015, we had approximately $46.3 million in liquidity, which is composed of $11.6 million in cash and cash equivalents and an available line of credit of $34.7 million. We had borrowings of $90.0 million from our revolving line of credit outstanding at June 30, 2015, which was used to fund our practice acquisitions.
Net cash provided by operating activities was $32.7 million and $26.1 million for the six months ended June 30, 2015 and 2014, respectively. The changes in working capital during the six months ended June 30, 2015 was largely related to a decrease in prepaid expenses and other current assets of $6.8 million, an increase in accounts payable and accrued liabilities of $1.7 million and a decrease in accrued compensation of $3.4 million primarily related to timing of payrolls and physician bonus payments.
Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 58 DSO and 60 DSO as of June 30, 2015 and December 31, 2014, respectively. We calculate our DSO using a three-month rolling average of net revenues.
Net cash used in investing activities was $48.8 million for the six months ended June 30, 2015, as compared with $24.1 million for the same period in the prior year. Cash of $45.8 million was used in the six months ended June 30, 2015 for physician practice acquisitions and contingent consideration payments on prior acquisitions, as compared with $21.6 million for the same period in the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.
For the six months ended June 30, 2015, net cash provided by financing activities was $12.7 million, as compared with net cash used in financing activities of $0.8 million for the same period in the prior year. During the six months ended June 30, 2015, we repaid $25.0 million of our outstanding revolving line of credit and borrowed $35.0 million under our revolving line of credit to fund our practice acquisitions. During the six months ended June 30, 2014, we repaid $5.0 million of our outstanding revolving line of credit.
Credit Facility and Liquidity
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of June 30, 2015, we had borrowings of $90.0 million and letters of credit of $0.3 million outstanding, and $34.7 million available under the Credit Facility.
The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 0.75% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at June 30, 2015 was 0.9375% per annum.

The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of June 30, 2015, we were in compliance with such financial covenants and restrictions.
We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.
Off Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 0.75% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had long-term borrowings of $90.0 million bearing an annual interest of 0.9375% under our Credit Facility at June 30, 2015. A 1.0% change in interest rate on our borrowings of $90.0 million would result in an impact to income before income taxes of approximately $900,000 on an annual basis.
Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of June 30, 2015, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We believe, based upon our review of pending actions and proceedings that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows in a future period.
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
Though we cooperated with the government’s investigation and would welcome a resolution to this matter, we are now in active litigation with the federal government regarding this matter and intend to contest the case vigorously. On December 6, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint, which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under the common law theories of payment by mistake and unjust enrichment. On August 13, 2014, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC, which remains the sole defendant in the lawsuit. The parties are engaged in active discovery.
It is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our business, consolidated financial position, results of operations, or cash flows.
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. On April 15, 2015, we filed a motion to stay the consolidated derivative lawsuit, pending the resolution of the False Claims Act case. That motion remains pending. The litigation is in an early stage and it is not possible to predict when this matter may be resolved, the time or resources that we will need to devote to this litigation, or what impact, if any, the outcome of this matter might have on our business, consolidated financial position, results of operations, or cash flows.
ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.    EXHIBITS
(a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 24 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2015.

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