Form 10-Q
period 2015-09-30
IPC Healthcare, Inc.
filed 2015-10-28
CIK 1410471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were 17,452,664 shares of the registrant’s common stock, $0.001 par value, outstanding.

IPC HEALTHCARE, INC.
FORM 10-Q
QUARTERLY REPORT

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IPC Healthcare, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,975	$14,913
Accounts receivable, net	128,923	122,092
Insurance receivable for malpractice claims, current portion	12,691	12,564
Prepaid expenses and other current assets	12,737	20,876
Total current assets	156,326	170,445
Property and equipment, net	9,608	8,798
Goodwill	492,407	408,988
Other intangible assets, net	5,145	4,957
Insurance receivable for malpractice claims, less current portion	23,564	21,574
Total assets	$687,050	$614,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,053	$8,388
Accrued compensation	37,082	40,907
Payable for practice acquisitions, current portion	25,585	35,411
Medical malpractice and self-insurance reserves, current portion	13,325	13,079
Deferred tax liabilities, current portion	584	584
Short-term debt	130,000	—
Total current liabilities	222,629	98,369
Long-term debt	—	80,000
Medical malpractice and self-insurance reserves, less current portion	50,294	47,239
Payable for practice acquisitions, less current portion	2,970	9,500
Deferred tax liabilities, less current portion	13,828	11,737
Total liabilities	289,721	246,845
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued	—	—
Common stock. $0.001 par value, 50,000,000 shares authorized, 17,451,184 and 17,242,209 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	192,501	181,841
Retained earnings	204,811	186,059
Total stockholders’ equity	397,329	367,917
Total liabilities and stockholders’ equity	$687,050	$614,762
The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Income
(dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$184,787	$169,757	$549,584	$514,751
Operating expenses:
Cost of services—physician practice salaries, benefits and other	138,274	123,551	408,118	376,511
General and administrative	39,141	28,134	100,250	84,075
Net change in fair value of contingent consideration	(341)	2,390	5,517	1,312
Depreciation and amortization	1,544	1,375	4,520	4,006
Total operating expenses	178,618	155,450	518,405	465,904
Income from operations	6,169	14,307	31,179	48,847
Investment income	1	2	2	4
Interest expense	(376)	(361)	(936)	(1,057)
Income before income taxes	5,794	13,948	30,245	47,794
Income tax provision	2,202	5,341	11,493	18,304
Net income	$3,592	$8,607	$18,752	$29,490
Net income per share:
Basic	$0.21	$0.50	$1.08	$1.72
Diluted	$0.20	$0.49	$1.05	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$18,752	$29,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,520	4,006
Stock-based compensation expense	6,248	6,118
Changes in assets and liabilities:
Accounts receivable	(6,831)	(7,079)
Prepaid expenses and other current assets	8,139	9,645
Accounts payable and accrued liabilities	10,097	3,960
Accrued compensation	(3,825)	6,642
Medical malpractice and self-insurance reserves, net	1,184	2,064
Accrued contingent consideration	(8,022)	(1,023)
Net cash provided by operating activities	30,262	53,823
Investing activities
Acquisitions of physician practices	(92,944)	(35,138)
Purchase of property and equipment	(4,790)	(3,690)
Net cash used in investing activities	(97,734)	(38,828)
Financing activities
Proceeds from long-term debt	75,000	—
Repayments of long-term debt	(25,000)	(20,000)
Net proceeds from issuance of common stock	3,934	4,787
Excess tax benefits from stock-based compensation	600	678
Net cash provided by (used in) financing activities	54,534	(14,535)
Net (decrease) increase in cash and cash equivalents	(12,938)	460
Cash and cash equivalents, beginning of period	14,913	25,010
Cash and cash equivalents, end of period	$1,975	$25,470
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$884	$1,061
Income taxes	$10,295	$14,453

The accompanying notes are an integral part of these consolidated financial statements.

IPC Healthcare, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2015
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
Fair Value of Financial Instruments
Our consolidated balance sheets as of September 30, 2015 and December 31, 2014 included the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable for practice acquisitions, short-term debt and long-term debt. We consider the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of our short-term debt and long-term debt borrowed from our line of credit approximated its fair value at September 30, 2015 and December 31, 2014, respectively. Pursuant to GAAP, we determine the fair value of our short-term and long-term borrowings using observable inputs, which are defined as Level 2 inputs under GAAP on fair value measures. See Note 4 for the definition of Level 2 inputs under GAAP.
Our payable for practice acquisitions consisted of accrued contingent consideration for practice acquisitions. The accrued contingent consideration is carried at fair value largely determined using the income approach with unobservable inputs defined as Level 3 inputs under GAAP. See Note 4 for the definition of Level 3 inputs under GAAP and more information.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

Goodwill - beginning balance at January 1, 2015	$408,988
Goodwill acquired during 2015	83,702
Adjustment for prior year transactions	(283)
Goodwill - ending balance at September 30, 2015	$492,407

The valuation studies related to the practice acquisitions that occurred in the fourth quarter of 2014 were completed in early 2015, and as a result, the value of the contingent consideration liability related to these acquisitions as of the acquisition dates was decreased by $283,000, along with a corresponding decrease in our goodwill.
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

	September 30, 2015				December 31, 2014
	Assets	Liabilities			Assets	Liabilities
	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities	Insurance Receivable	Claims Reserve	IBNR Reserve	Total Liabilities
Current Portion	$12,691	$12,691	$634	$13,325	$12,564	$12,564	$515	$13,079
Long-term Portion	23,564	23,564	26,730	50,294	21,574	21,574	25,665	47,239
Total	$36,255	$36,255	$27,364	$63,619	$34,138	$34,138	$26,180	$60,318

New Accounting Principles
In April 2015, the Financial Accounting Standards Board (FASB) issued a GAAP update "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs". This GAAP update requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of this GAAP update, debt issuance costs were required to be presented as other assets, separate from the related debt liability. This GAAP update does not change the recognition and measurement requirements for debt issuance costs. The GAAP update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.
In May 2014, the Financial Accounting Standards Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2017. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

Note 2. Proposed Merger with Team Health Holdings, Inc.
On August 4, 2015 we entered into an Agreement and Plan of Merger (Merger Agreement) with Team Health Holdings, Inc. (Team Health) and Intrepid Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Team Health. The completion of the merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) approval of the Merger Agreement by our stockholders, (ii) there being no law or order (temporary, preliminary or permanent) prohibiting consummation of the merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, and (iv) compliance by the other party in all material respects with its covenants. The completion of the merger is not conditioned on receipt of financing by Team Health.
At the effective time of the Merger, each share of our common stock (excluding shares held by us, any shares held, directly or indirectly, by Team Health, by Merger Sub and any shares that are outstanding immediately prior to the effective time of the Merger and that are held by any person who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporations law), will be converted into the right to receive $80.25 in cash. The Merger Agreement further provides that, in certain circumstances, upon termination of the Merger Agreement, we will be required to pay Team Health a termination fee equal to $47.0 million.
A special meeting of our stockholders is scheduled to be held on November 16, 2015 to vote upon the adoption of the Merger Agreement. There is no assurance that the conditions to the merger will be satisfied or that the merger will close on this date or at all.
During the three months ended September 30, 2015, we incurred $5.3 million of transaction costs in connection with the pending merger with Team Health, which is included in our general and administrative expenses.
Note 3. Business Acquisitions
For practice acquisitions, we recognize all of the assets acquired, liabilities assumed and any contingent consideration at the acquisition-date fair value and expense all transaction related costs.
During the nine months ended September 30, 2015, we completed the acquisition of twenty hospitalist physician practices. In connection with these acquisitions, we recorded goodwill and other identifiable intangible assets consisting of physician and hospital agreements.
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
In addition to the initial consideration paid at the close of each transaction, the asset purchase agreements for thirteen out of the twenty acquisitions completed during the nine months ended September 30, 2015 provide for contingent consideration to be paid, which is generally based upon the achievement of certain operating results of the acquired practices as of certain measurement dates. These additional payments are not contingent upon the future employment of the sellers. The contingent consideration for three acquisitions completed during the three months ended September 30, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates.
We estimate the fair value of contingent consideration to be paid based on discounted projected earnings of the acquired practices as of certain measurement dates. The discount rate that we use consists of a risk-free U.S. Treasury bond yield plus a Company specific credit spread which we believe is acceptable by willing market participants.

The following table summarizes the total amounts recorded during the nine months ended September 30, 2015 related to the acquisition of hospitalist practices (in thousands):

Acquired assets, net of assumed liabilities – paid and accrued:
Goodwill - current year transactions	$83,702
Other intangible assets	1,184
Fixed assets	7
Total acquired assets - current year	84,893
Goodwill - adjustment for prior year transactions	(283)
84,610
Cash paid for acquisitions:
Current year transactions	(68,959)
Contingent consideration	(23,985)
Total cash paid for acquisitions	(92,944)

Change in accrued contingent consideration	(8,022)
Net change in payable for practice acquisitions	(16,356)
Payable for practice acquisitions, beginning of period	44,911
Payable for practice acquisitions, end of period	$28,555

The twenty hospitalist practices acquired during the nine months ended September 30, 2015 include the hospitalist operations and related assets acquired from Extended Care Physicians Holding Company, Inc. and its affiliated subsidiaries (ECP) on June 15, 2015. We acquired the ECP hospitalist operations and related assets located in North Carolina for a purchase price of $22.4 million. In connection with the ECP acquisition, we recorded goodwill of $22.0 million and identifiable intangible assets of $0.4 million.
The results of operations of the twenty acquired practices are included in our consolidated financial statements from the respective dates of acquisition. The revenue and net income generated from ECP’s operations from June 15, 2015 through September 30, 2015 was approximately $4.4 million and $0.3 million, respectively.
The following unaudited pro forma information presents the consolidated results of operations of our company as if the ECP acquisition had occurred on January 1, 2014 (dollars in thousands except for per share date):

	Nine Months Ended September 30,
	2015	2014
Net revenue	$557,448	$527,732
Net Income	$19,078	$30,168

Net income per share
Basic	$1.10	$1.76
Diluted	$1.06	$1.71

Weighted average shares
Basic	17,373,650	17,122,574
Diluted	17,929,507	17,591,876

Effective Tax Rate	38.0%	38.3%

(1)
The comparison of net income per share is affected by the change in the effective tax rate, which was 38.0% for the nine months ended September 30, 2015 as compared with 38.3% for the same period in 2014.

(2)
The comparison of net income is affected by the changes in the numbers of weighted average shares outstanding in each period. The basic and diluted weighted average shares for the nine months ended September 30, 2015 was 17.4 million and 17.9 million, respectively, as compared with 17.1 million and 17.6 million, respectively, for the same period in 2014.

The pro forma results do not necessarily represent results which would have occurred if the ECP acquisition had taken place at the beginning of 2014, nor are they indicative of the results of future operations.
Note 4. Fair Value Measurement
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

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity.

The following table presents our liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Quoted Price In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Accrued contingent consideration for practice acquisitions (included in payable for practice acquisitions)	$—	$—	$28,555	$28,555
The following table presents a rollforward of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Accrued contingent consideration for practice acquisitions
Beginning balance	$54,107	$44,911
Addition through acquisition transactions	6,733	16,034
Adjustment for prior year transactions	—	(283)
Change in accrued contingent consideration	(12,906)	(8,022)
Payments	(19,379)	(24,085)
Ending balance	$28,555	$28,555
The fair value of our accrued contingent consideration is determined using widely accepted valuation techniques, which include the income approach for estimating future consideration to be paid based on projected earnings of our acquired practices as of specified measurement dates. The income approach involves the use of a probability-weighted discounted cash flow model based on significant inputs not observable in the market. The significant inputs include discount rates of 1.77% to 3.05%, 100% probability of achieving the estimated projected earnings, and 5% to 80% probability of achieving certain other objectives.
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

Note 5. Debt
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. In early September 2015, we activated the accordion feature under our revolving line of credit, thereby increasing our borrowing capacity to the full available limit of $150.0 million. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2015, we had borrowings of $130.0 million and letters of credit of $2.0 million outstanding, and $18.0 million available under the Credit Facility.
The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 1.00% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2015 was 1.5% per annum.
The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2015, we were in compliance with such financial covenants and restrictions.
Note 6. Income Taxes
The following table sets forth our income tax provisions and effective tax rates for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$2,202	$5,341	$11,493	$18,304
Effective tax rate	38.0%	38.3%	38.0%	38.3%
The effective tax rates differ from the statutory U.S. federal income tax rate of 35.0% due primarily to state income taxes.
Our accounting policy is to include interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2015, we did not have any estimated interest and penalties related to uncertain tax positions.
The tax years 2010 to 2014 remain open to examination by the major taxing jurisdictions to which we are subject. The statute of limitations for tax years 1999 to 2008 has expired, except that the tax year 1999 is subject to adjustment of net operating losses by the Internal Revenue Service. We are subject to taxation in the United States and various state jurisdictions. We are currently subject to two federal tax examinations for the tax year of 2013. The outcome of the examinations cannot be predicted with certainty; however, we believe that the ultimate resolution will not have a material effect on our consolidated financial position, results of operations, or cash flows.
We make our best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to compute our income tax expense for an interim period.
Note 7. Stock-Based Compensation
At September 30, 2015, we had a stock-based employee compensation program, for which we had reserved a total of 4,943,170 common shares for issuance. Under our 2012 Equity Participation Plan (Equity Plan), which was approved by our stockholders on June 7, 2012, a total of 1,422,130 shares of our common stock were available for issuance and no new awards will be issued under any previous equity participation plans. As of September 30, 2015, there were 532,237 shares of our common stock available for future grants under our Equity Plan, which included the canceled and forfeited shares issued under previous equity participation plans.
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
Stock-based compensation expense is recognized over the period when the options, restricted stock awards, performance stock awards and our employee stock purchase plan shares vest, which is included in total general and administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total stock-based compensation expense	$2,560	$2,094	$6,248	$6,118
Tax benefit from stock-based compensation expense	(973)	(802)	(2,374)	(2,343)
Total stock-based compensation expense, net of tax	$1,587	$1,292	$3,874	$3,775
As of September 30, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our Equity Plan and previous equity participation plans and the weighted-average period of years expected to recognize those costs are as follows (dollars in thousands):

	Total Unrecognized Compensation Cost	Weighted -average Remaining Recognition Period
		(Years)
Stock option	$659	1.42
Restricted/Performance stock	$10,829	2.21
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
The following table summarizes the stock option activities in our Equity Plan during the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
			(Years)	(in 000s)
Options outstanding as of December 31, 2014	1,234,530	$31.10			$12.75
Changes during period:
Exercised	(82,882)	33.73			14.34
Canceled	(4,364)	21.20			8.59
Options outstanding as of September 30, 2015	1,147,284	$30.94	4.43	$53,630	$12.65
Options exercisable as of September 30, 2015	1,098,817	$30.43	4.37	$51,928	$12.53

The following table summarizes the restricted stock award and performance stock award activities in our Equity Plan during the nine months ended September 30, 2015:

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted- Average Fair Value
		(Years)	(in 000s)
Restricted/performance stock awards outstanding as of December 31, 2014	265,219			$45.69
Changes during period:
Granted	199,393			44.43
Vested	(105,819)			41.89
Forfeited	(5,802)			46.19
Restricted/performance stock awards outstanding as of September 30, 2015	352,991	1.56	$26,909	$46.16
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
The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income attributable to common stockholders	$3,592	$8,607	$18,752	$29,490
Weighted average number of common shares outstanding	17,428,400	17,187,819	17,373,650	17,122,574
Basic net income per share attributable to common stockholders	$0.21	$0.50	$1.08	$1.72
Diluted:
Net income attributable to common stockholders	$3,592	$8,607	$18,752	$29,490
Weighted average number of common shares outstanding	17,428,400	17,187,819	17,373,650	17,122,574
Weighted average number of dilutive common share equivalents from options to purchase common stock	645,786	465,073	555,857	469,302
Common shares and common share equivalents	18,074,186	17,652,892	17,929,507	17,591,876
Diluted net income per share	$0.20	$0.49	$1.05	$1.68
Outstanding stock options and restricted stock units that have an above-market exercise price or that are anti-dilutive under the treasury stock method, are excluded from our diluted computation. As of September 30, 2015, the total number of excluded stock options and restricted stock units was 44,909.
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
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. On April 15, 2015, we filed a motion to stay the consolidated derivative lawsuit, pending the resolution of the False Claims Act case. That motion remains pending. Upon agreement of the parties, the motion to stay has been held in abeyance until November 2, 2015.
Merger-Related Litigation
In connection with the proposed merger of IPC with Team Health Holdings, Inc., on August 14, 2015, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names IPC, each of our current directors, Team Health, and Team Health’s merger subsidiary, Intrepid Merger Sub, Inc. (“Sub”), as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The lawsuit also alleges that IPC, Team Health, and Sub aided and abetted those alleged breaches of fiduciary duties by the individual defendants. The lawsuit seeks, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class including rescissory damages in favor of the plaintiff and the class; and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).

By Order dated September 11, 2015 (the “Consolidation Order”), the Smukler and Crescente actions were consolidated, and all further litigation relating to or arising out of the merger were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation, C.A. No. 11392-CB (the “Consolidated Action”).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc., C.A. No. 11516-CB, was filed in the Delaware Court of Chancery. Under the Consolidation Order, this action is required to be consolidated with the previously-filed actions. On September 18, a Verified Consolidated Class Action Complaint was filed in the Consolidated Action.  On October 2, the defendants moved to dismiss the operative complaint.
Florida Medicaid Reimbursement Suspension
We received notice on August 7, 2015 that the Florida Agency for Health Care Administration (“AHCA”) temporarily suspended Medicaid fee-for-service and Medicaid managed care payments to our Florida affiliate, InPatient Consultants of Florida, Inc. d/b/a IPC of Florida, because IPC of Florida is “under investigation by a state or federal agency.” Since receiving this notice, and based on its failure to contain the required specificity under the applicable federal regulations, we have sought additional information from AHCA regarding the basis of the payment suspension, including through repeated discussions with the responsible AHCA officials; by submitting a request for documents through the Florida Public Records Law (“PRL”) on August 27, 2015; and by filing a petition for formal administrative review on September 4, 2015.
Following these actions, we received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of inpatient hospital care, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, we have continued to engage with AHCA to obtain information that would enable us to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015; continuing to pursue formal administrative review of the payment suspension; and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with applicable federal regulations. On October 23, 2015, we received an order dismissing our petition for formal administrative review on the grounds that there is no final agency action and because the suspension is a contract action not appropriate for administrative hearing.
It is not possible to predict when any of the above matters may be resolved, the time or resources that we will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on our business, consolidated financial position, results of operations, or cash flows.
Note 10. Subsequent events
Subsequent to September 30, 2015, we borrowed an additional $18.0 million under our revolving line of credit to fund our operations and practice acquisitions. At October 28, 2015, we had borrowings of $148.0 million and letters of credit of $2.0 million outstanding, and no available line of credit. Based on our financial strength, we believe we have the ability to increase borrowings beyond the current line of credit terms should further borrowings be deemed necessary.

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
The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of IPC that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These include the failure to satisfy the closing conditions set forth in the merger agreement between us and Team Health Holdings, Inc., the termination of the merger agreement, the failure of the proposed acquisition to close or a significant delay in the closing for any reason, and business uncertainty and contractual restrictions before closing. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the section entitled “Risk Factors” below, as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report, or for changes made to this document by wire services or internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.
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
Proposed Merger with Team Health Holdings, Inc.
On August 4, 2015 we entered into an Agreement and Plan of Merger with Team Health Holdings, Inc. (Team Health) and Intrepid Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Team Health, pursuant to which Team Health is expected to acquire us for approximately $1.6 billion in cash. Pursuant to the merger agreement, each share of the our common stock (excluding shares held by us in treasury, any shares held, directly or indirectly, by Team Health, by Merger Sub and any shares that are outstanding immediately prior to the effective time of the Merger and that are held by any person who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporations law), will be converted into the right to receive $80.25 in cash. The completion of the merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) approval of the Merger Agreement by our stockholders, (ii) there being no law or order (temporary, preliminary or permanent) prohibiting consummation of the merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, and (iv) compliance by the other party in all material respects with its covenants. The completion of the merger is not conditioned on receipt of financing by Team Health.
A special meeting of our stockholders is scheduled to be held in November 16, 2015 to vote upon the adoption of the Merger Agreement. There is no assurance that the conditions to the merger will be satisfied or that the merger will close on this date or at all.
Unless otherwise indicated, the discussion in the document relates to IPC Healthcare as a stand-alone entity and does not reflect the impact of the proposed merger with Team Health.

Business Acquisitions
During the nine months ended September 30, 2015, we acquired twenty hospitalist physician practices for a total estimated purchase price of $84,893,000. In connection with these acquisitions, we recorded goodwill of $83,702,000, identifiable intangible assets of $1,184,000 and fixed assets of $7,000. Total transaction costs of $161,000 for our acquisition activities during the nine months ended September 30, 2015 were expensed as incurred.
In connection with thirteen out of the twenty acquisitions, we recorded liabilities of $16,034,000 representing the fair value of future contingent consideration to be paid based upon the estimated achievement of certain operating results of the acquired practices as of certain measurement dates. The contingent consideration for three acquisitions completed during the three months ended September 30, 2015 was recorded on a provisional basis pending completion of the valuation studies as of the acquisition dates. The finalized fair value of contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of the operating results of future periods. The changes in fair value, if any, are recognized in our results of operations. Because the fair value of contingent consideration is generally based on a certain multiple of operating results of the acquired practices during a measurement period, a moderate change in projected operating results can result in a large change to the fair value of such contingent consideration.
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
On April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the Sustainable Growth Rate (SGR) methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on the Alternate Payment Model (APM) in which the physician participates. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payment models on our business at this time.
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
In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs.  Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0% sequester for the first six months and a 0% sequester for the second six months. Thus far, this 2.0% net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians reduced our net patient revenue per encounter by approximately 1.0%.
Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. In recent years, the government has enacted a patchwork of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. Most recently, on September 30, 2015, Congress passed the TSA Office of Inspection Accountability Act of 2015, which is a temporary spending measure that funds the government through December 11, 2015. However, this new law is a temporary measure that does not resolve the debt ceiling issue. Many members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act or ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are fully implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions have already proven to be positive, such as the Primary Care Incentive Payment Program, which makes a 10% Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60% of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expansion in the number of individuals with health insurance, which increased in January 2014 with the expansion of Medicaid eligibility and the initiation of health coverage through plans purchased on the health exchanges.
The impact of other ACA provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board (the IPA Board)-a fifteen-member board which is tasked with making proposals to Congress and the U.S. Department of Health and Human Services (HHS) to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. HHS generally will be required to implement these proposals unless Congress enacts superseding legislation. Pursuant to statute, the IPA Board’s first set of recommendations were due on January 15, 2014. However, as of mid 2015, the President had yet to nominate anyone to serve on the IPA Board. Additionally, the U.S. legislature is currently considering a repeal of the IPA Board. On June 23, 2015, the House voted to repeal the IPA Board, and the Senate has referred the bill to the Committee on Finance. At this time, it is unclear when, if at all, the bill would be passed or what impact it might have on our business.
Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and other government enforcement tools may adversely impact entities in the healthcare industry, including our Company.
The impact of certain ACA provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. In the 2015 Physician Fee Schedule final rule, CMS continued to expand the impact of value-based payment methodologies, for example, effective calendar year 2017, the amount of payment at risk under the value-based payment modifier will increase from 2.0% to 4.0%. The impact of this payment modifier, if any, cannot be determined at this time.
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
Results of Operations and Operating Data
The following table sets forth operating data and selected consolidated statement of income information stated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating data – patient encounters	1,998,000	1,749,000	5,925,000	5,240,000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services—physician practice salaries, benefits and other	74.8%	72.8%	74.3%	73.1%
General and administrative	21.2%	16.6%	18.2%	16.3%
Net change in fair value of contingent consideration	(0.2)%	1.4%	1.0%	0.3%
Depreciation and amortization	0.9%	0.8%	0.8%	0.8%
Total operating expenses	96.7%	91.6%	94.3%	90.5%
Income from operations	3.3%	8.4%	5.7%	9.5%
Investment income	–	–	–	–
Interest expense	(0.2)%	(0.2)%	(0.2%)	(0.2)%
Income before income taxes	3.1%	8.2%	5.5%	9.3%
Income tax provision	1.2%	3.1%	2.1%	3.6%
Net income	1.9%	5.1%	3.4%	5.7%
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Our patient encounters for the three months ended September 30, 2015 increased by 249,000 encounters or 14.2% to 1,998,000, compared with 1,749,000 for the same period in the prior year. Net revenue for the three months ended September 30, 2015 was $184.8 million, an increase of $15.0 million, or 8.9%, from $169.8 million for the same period in the prior year. The difference between revenue growth and encounter growth is principally related to Medicaid Parity, which largely expired at the end of 2014, and the exiting of certain contracted facilities. Of this $15.0 million increase, 32.5% was attributable to same-market area growth, including new hires and tuck-in acquisitions, and 67.5% was attributable to revenue generated from operations in new markets. Same-market encounters increased 7.3% and same-market net revenue increased 2.9%. Adjusting for Medicaid Parity and the exiting of certain contracted facilities, same-market encounter growth and net revenue growth would have been approximately 11.7% and 12.2%, respectively. Same-market areas are those geographic areas in which we have had operations for the entire current period and the entire comparable prior period. Because in-market area acquisitions are often small practice groups which become subsumed within our existing practice groups and are managed by our existing regional management staff, we consider these as part of our same-market area growth.
Physician practice salaries, benefits and other expenses increased by $14.7 million or 11.9% to $138.3 million, or 74.8% of net revenue, for the three months ended September 30, 2015, as compared with $123.6 million, or 72.8% of net revenue, for the same period in the prior year. As a percentage of revenue, physician costs increased by 200 basis points compared to the prior year quarter. This increase is due to the acquisition of certain practices that are operating below the Company’s average gross margin, added cost for locum tenens, moonlighters and premium call pay for employed physicians at several contracted facilities and lower productivity during the quarter. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $6.9 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $7.8 million of the $14.7 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses include all salaries, benefits and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, our regional and market-area administrative offices and our corporate management and overhead. General and administrative expenses increased $11.0 million, or 39.1%, to $39.1 million, or 21.2% of net revenue, for the three months ended September 30, 2015, as compared with $28.1 million, or 16.6% of net revenue, for the same period in the prior year. During the three months ended September 30, 2015, we incurred $5.3 million of transaction costs in connection with the pending merger with Team Health, Inc. (Team merger transaction costs), and certain incremental costs, above historical levels, of $1.7 million related to the False Claims Act litigation with the U.S. government (FCA litigation costs). Excluding these costs, general and administrative expenses increased $4.0 million, to $32.1 million, or 17.4% over the prior year quarter. The $4.0 million increase is primarily the result of increased costs to support the continuing growth of operations, and new administrative costs to support our participation in Medicare’s Bundled Payment Care Improvement incentive program that commenced on July 1, 2015. Excluding stock-based compensation, Team merger transaction costs and FCA litigation costs, general and administrative expenses were 16.0% of net revenue for the three months ended September 30, 2015, compared with 15.3% of net revenue for the same period in the prior year. The increase of 70 basis points as a percentage of revenue is largely related to the cessation of Medicaid Parity.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was a decrease to expense of $0.3 million and an increase to expense of $2.4 million for the three months ended September 30, 2015 and 2014, respectively.
Income from operations for the three months ended September 30, 2015 decreased $8.1 million, or 56.9%, to $6.2 million from $14.3 million for the same period in the prior year. Our operating margin was 3.3% and 8.4% for the three months ended September 30, 2015 and 2014, respectively. Excluding Team merger transaction costs, FCA litigation costs and the net change in fair value, income from operations for the three months ended September 30, 2015 decreased 23.3% to $12.8 million, or an operating margin of 6.9%, compared with income from operations of $16.7 million, or an operating margin of 9.8% for the same period in the prior year.
Our effective tax rate for the three months ended September 30, 2015 and 2014 was 38.0% and 38.3%, respectively. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for the three months ended September 30, 2015 was $3.6 million, as compared with $8.6 million for the same period in the prior year, and our net income margin was 1.9% for the three months ended September 30, 2015, as compared with 5.1% for the same period in the prior year. Diluted earnings per share for the three months ended September 30, 2015 was $0.20, as compared with $0.49 for the same period in the prior year. Excluding Team merger transaction costs, FCA litigation costs and the net change in fair value, net income for the three months ended September 30, 2015 was $7.7 million, or $0.43 diluted earnings per share, as compared with net income of $10.1 million, or $0.57 diluted earnings per share for the same period in the prior year.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Our patient encounters for the nine months ended September 30, 2015 increased by 685,000 encounters or 13.1% to 5,925,000, compared with 5,240,000 for the same period in the prior year. Net revenue for the nine months ended September 30, 2015 was $549.6 million, an increase of $34.8 million, or 6.8%, from $514.8 million for the same period in the prior year. The difference between revenue growth and encounter growth is principally related to Medicaid Parity, which largely expired at the end of 2014, and the exiting of a few facility contracts. Of this $34.8 million increase, 44.5% was attributable to same-market area growth, including new hires and tuck-in acquisitions, and 55.5% was attributable to revenue generated from operations in new markets. Same-market encounters increased 8.6% and same-market net revenue increased 3.0%. Adjusting for Medicaid Parity and the exiting of certain contracted facilities, same-market encounter growth and net revenue growth would have been approximately 11.8% and 11.4%, respectively.
Physician practice salaries, benefits and other expenses increased by $31.6 million or 8.4% to $408.1 million, or 74.3% of net revenue, for the nine months ended September 30, 2015, as compared with $376.5 million, or 73.1% of net revenue, for the same period in the prior year. As a percentage of revenue, physician costs increased by 120 basis points compared to the prior year quarter. This increase is due to the acquisition of certain practices that are operating below the Company’s average gross margin, added cost for locum tenens, moonlighters and premium call pay for employed physicians at several contracted facilities, and lower productivity during the three months ended September 30, 2015. The dollar increase in cost of services is largely related to the increase in the number of hospitalists added through hiring and acquisitions during the period. Same-market area physician costs increased a total of $16.3 million, which was primarily the result of increased costs related to our new hires or acquired physician practices. In addition, $15.3 million of the $31.6 million overall cost increase is attributable to physician costs associated with our entrance into new markets.

General and administrative expenses increased $16.2 million, or 19.2%, to $100.3 million, or 18.2% of net revenue, for the nine months ended September 30, 2015, as compared with $84.1 million, or 16.3% of net revenue, for the same period in the prior year. During the three months ended September 30, 2015, we incurred $5.3 million of Team merger transaction costs, and certain incremental costs, above historical levels, of $1.7 million related to the FCA litigation costs. Excluding these costs, general and administrative expenses expenses increased $9.2 million, to $93.3 million, or 17.0% of net revenue, compared with $84.1 million, or 16.3% of net revenue, for the same period in the prior year. The $9.2 million increase in costs is primarily the result of increased costs to support the continuing growth of operations, and new administrative costs to support our participation in Medicare’s Bundled Payment Care Improvement incentive program that commenced on July 1, 2015. Excluding stock-based compensation, Team merger transaction costs and FCA litigation costs, general and administrative expenses were 15.8% of net revenue for the nine months ended September 30, 2015, as compared with 15.1% of net revenue for the same period in the prior year. The increase of 70 basis points as a percentage of revenue is largely related to the cessation of Medicaid Parity.
The net change in fair value of contingent consideration (“net change in fair value”) for acquisitions was an increase to expense of $5.5 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. The $5.5 million increase to expense for nine months ended September 30, 2015 was largely associated with a practice acquired in 2013 in the post-acute setting in New York. Because the fair value of contingent consideration for this practice is based on a certain multiple of operating results, the recent moderate improvement in projected earnings resulted in a large increase to expense.
Income from operations for the nine months ended September 30, 2015 decreased $17.7 million, or 36.2%, to $31.2 million from $48.8 million for the same period in the prior year. Our operating margin was 5.7% and 9.5% for the nine months ended September 30, 2015 and 2014, respectively. Excluding Team merger transaction costs, FCA litigation costs and the net change in fair value, income from operations for the nine months ended September 30, 2015 decreased 12.9% to $43.7 million, or an operating margin of 7.9%, compared with income from operations of $50.2 million, or an operating margin of 9.7% for the same period in the prior year.
Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 38.0% and 38.3%, respectively. The effective tax rate differs from the statutory U.S. federal rate of 35.0% due primarily to state income taxes.
Net income for the nine months ended September 30, 2015 was $18.8 million, as compared with $29.5 million for the same period in the prior year, and our net income margin was 3.4% for the nine months ended September 30, 2015, as compared with 5.7% for the same period in the prior year. Diluted earnings per share for the nine months ended September 30, 2015 was $1.05, as compared with $1.68 for the same period in the prior year. Excluding Team merger transaction costs, FCA litigation costs and the net change in fair value, net income for the nine months ended September 30, 2015 was $26.5 million, or $1.48 diluted earnings per share, as compared with net income of $30.3 million, or $1.72 diluted earnings per share for the same period in the prior year.
Liquidity and Capital Resources
As of September 30, 2015, we had approximately $20.0 million in liquidity, which is composed of $2.0 million in cash and cash equivalents and an available line of credit of $18.0 million. As of September 30, 2015, we had borrowings of $130.0 million and letters of credit of $2.0 million and $18.0 million available under our revolving line of credit. In early September 2015, we activated the accordion feature under our revolving line of credit, thereby increasing our borrowing capacity to the full available limit of $150.0 million. This increased capacity is available for working capital, practice acquisitions, capital expenditures and general business expenses.
Net cash provided by operating activities was $30.3 million and $53.8 million for the nine months ended September 30, 2015 and 2014, respectively. The $23.5 million decrease in net cash provided by operating activities is primarily due to $11.2 million paid for contingent consideration in excess of the amount initially accrued as of the closing date of certain acquired practices and $10.4 million is related to the timing of payments for accrued compensation for each period. During the nine months ended September 30, 2015, accounts receivable increased by $6.8 million. Our days sales outstanding (DSO), which we use to measure the effectiveness of our collections, was 62 DSO and 60 DSO as of September 30, 2015 and December 31, 2014, respectively. We calculate our DSO using a three-month rolling average of net revenues. The DSO increase is primarily due to a combination of recent acquisitions and the transition to an insourcing solution for patient self-pay billing.
Net cash used in investing activities was $97.7 million for the nine months ended September 30, 2015, as compared with $38.8 million for the same period in the prior year. Cash of $92.9 million was used in the nine months ended September 30, 2015 for physician practice acquisitions and contingent consideration payments on prior acquisitions, as compared with $35.1 million for the same period in the prior year. Combined with contingent consideration payments included in net cash provided from operating activities, total cash used for practice acquisitions and contingent consideration payments on prior acquisitions was $106.4 million for the nine months ended September 30, 2015, compared with $37.5 million for the same period in the prior year. The remainder of cash used in investing activities was for purchases of computer hardware and software, and office furnishings.
For the nine months ended September 30, 2015, net cash provided by financing activities was $54.5 million, as compared with net cash used in financing activities of $14.5 million for the same period in the prior year. During the nine months ended September 30, 2015, we repaid $25.0 million of our outstanding revolving line of credit and borrowed $75.0 million under our revolving line of credit to fund our practice acquisitions. During the nine months ended September 30, 2014, we repaid $20.0 million of our outstanding revolving line of credit.
Credit Facility and Liquidity
Our secured revolving credit agreement (Credit Facility) provides a revolving line of credit of $125.0 million and contains an “accordion” feature that allows an increase of up to $25.0 million to the Credit Facility with lender approval. In early September 2015, we activated the accordion feature under our revolving line of credit, thereby increasing our borrowing capacity to the full available limit of $150.0 million. The Credit Facility has a maturity date of August 4, 2016 and is available for working capital, practice acquisitions, capital expenditures and general business expenses. As of September 30, 2015, we had borrowings of $130.0 million and letters of credit of $2.0 million outstanding, and $18.0 million available under the Credit Facility. Subsequent to September 30, 2015, we borrowed an additional $18 million under our revolving line of credit to fund our operations and practice acquisitions. At October 28, 2015, we had borrowings of $148 million and letters of credit of $2.0 million outstanding, and no available line of credit. Based on our financial strength, we believe we have the ability to increase borrowings beyond the current line of credit terms should further borrowings be deemed necessary.
The revolving line of credit is limited by a formula based on a certain multiple times the trailing twelve months of earnings before interest, taxes, depreciation, amortization and certain non-cash items. Interest rate options for each borrowing under the Credit Facility, to be selected by us at the time of each borrowing, include either LIBOR plus 1.00% to 1.75%, or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. We pay an unused commitment fee equal to 0.25% per annum on the difference between the revolving line capacity and the average balance outstanding during the year. Outstanding amounts advanced to us under the revolving line of credit are repayable on or before the maturity date. The interest rate for our borrowings under the Credit Facility at September 30, 2015 was 1.5% per annum.
The Credit Facility is guaranteed by our subsidiaries and affiliated Professional Medical Corporations and limited liability companies, and is secured by substantially all of our and our guarantors’ tangible and intangible assets. The Credit Facility includes various customary financial covenants and restrictions, as well as customary remedies for our lenders following an event of default. As of September 30, 2015, we were in compliance with such financial covenants and restrictions.
We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration, capital expenditures and costs associated with our pending merger with Team Health.
Off Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rate as a result of our Credit Facility. At our option, the interest rate on outstanding borrowings under our Credit Facility is either LIBOR plus 1.00% to 1.75% or the lender’s prime rate plus 0% to 0.75%, both based on a leverage ratio. The lender’s prime rate is a daily floating rate most recently announced by our lender, whether or not such announced rate is the lowest rate available from our lender. LIBOR is either the 30, 60, 90 or 180 day LIBOR. Historically, we have chosen not to use interest rate derivatives to manage our exposure to changes in interest rates. We had short-term borrowings of $130.0 million bearing an annual interest of 1.5% under our Credit Facility at September 30, 2015. A 1.0% change in interest rate on our borrowings of $130.0 million would result in an impact to income before income taxes of approximately $1.3 million on an annual basis.
Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. As of September 30, 2015, all of our short-term investments were invested in money market funds with less than 90-day maturities and are classified as cash equivalents.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Derivative Lawsuit
Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers.  We are named as a nominal defendant in both suits.  The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case.  The lawsuits seek a variety of relief, including monetary damages and injunctive relief.  On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. On April 15, 2015, we filed a motion to stay the consolidated derivative lawsuit, pending the resolution of the False Claims Act case. That motion remains pending. Upon agreement of the parties, the motion to stay has been held in abeyance until November 2, 2015.
Merger-Related Litigation

In connection with the proposed merger of IPC with Team Health Holdings, Inc., on August 14, 2015, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names IPC, each of our current directors, Team Health, and Team Health’s merger subsidiary, Intrepid Merger Sub, Inc. (“Sub”), as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The lawsuit also alleges that IPC, Team Health, and Sub aided and abetted those alleged breaches of fiduciary duties by the individual defendants. The lawsuit seeks, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class including rescissory damages in favor of the plaintiff and the class; and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).
By Order dated September 11, 2015 (the “Consolidation Order”), the Smukler and Crescente actions were consolidated, and all further litigation relating to or arising out of the merger were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation, C.A. No. 11392-CB (the “Consolidated Action”).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc., C.A. No. 11516-CB, was filed in the Delaware Court of Chancery. Under the Consolidation Order, this action is required to be consolidated with the previously-filed actions. On September 18, a Verified Consolidated Class Action Complaint was filed in the Consolidated Action.  On October 2, the defendants moved to dismiss the operative complaint.
Florida Medicaid Reimbursement Suspension
We received notice on August 7, 2015 that the Florida Agency for Health Care Administration (“AHCA”) temporarily suspended Medicaid fee-for-service and Medicaid managed care payments to our Florida affiliate, InPatient Consultants of Florida, Inc. d/b/a IPC of Florida, because IPC of Florida is “under investigation by a state or federal agency.” Since receiving this notice, and based on its failure to contain the required specificity under the applicable federal regulations, we have sought additional information from AHCA regarding the basis of the payment suspension, including through repeated discussions with the responsible AHCA officials; by submitting a request for documents through the Florida Public Records Law (“PRL”) on August 27, 2015; and by filing a petition for formal administrative review on September 4, 2015.
Following these actions, we received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of inpatient hospital care, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, we have continued to engage with AHCA to obtain information that would enable us to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015; continuing to pursue formal administrative review of the payment suspension; and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with applicable federal regulations. On October 23, 2015, we received an order dismissing our petition for formal administrative review on the grounds that there is no final agency action and because the suspension is a contract action not appropriate for administrative hearing.
It is not possible to predict when any of the above matters may be resolved, the time or resources that we will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on our business, consolidated financial position, results of operations, or cash flows.

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

Risks Relating to the Merger
We cannot assure you that all conditions to the merger with Team Health Holdings, Inc., or Team Health, will be completed and the merger consummated.
On August 4, 2015, we announced that we had entered into a definitive merger agreement, (the "Merger Agreement"), with Team Health and Intrepid Merger Sub, Inc., a direct, wholly-owned subsidiary of Team Health pursuant to which Team Health is expected to acquire us for approximately $1.6 billion in cash ("Merger Agreement"). The completion of the merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) approval of the Merger Agreement by our stockholders, (ii) there being no law or order (temporary, preliminary or permanent) prohibiting consummation of the merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, and (iv) compliance by the other party in all material respects with its covenants. We cannot assure you that the conditions to the merger will be satisfied, or where waiver is permissible, waived or that the merger will close in the expected time frame or at all.
If the merger is not completed, the share price of our common stock and future business and operations could be significantly harmed.

•	If the merger is not completed, the share price of our common stock and future business and operations could be harmed and may be subject to material risks, such as:

•	a decline in the market price of our common stock to the extent the market price of our common stock positively reflects a market assumption that the merger will occur;

•	uncertainty surrounding the future direction of our company, available alternatives and strategy on a standalone basis or a negative perception by the market of our business generally;

•	the diversion of the attention of our management to the merger instead of to our operations and the pursuit of other opportunities that could have been beneficial to our business;

•
our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed and our company and stockholders do not realize any benefits of the merger; and

•	under certain circumstances, we may be required to pay Team Health a termination fee of $47.0 million.
Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger prospect or enter into or consummate a new merger agreement. Any other merger prospect may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Team Health in the merger. While the Merger Agreement is in effect, subject to specified exceptions, we may not take any action to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, discussion, offer or request that constitutes or could reasonably be expected to lead to a competing takeover proposal or participate in negotiations or discussions regarding a competing takeover proposal or furnish any nonpublic information with respect to a competing takeover proposal.
Stockholders will receive $80.25 in cash per share of our common stock despite changes in the market value of our common stock or Team Health common stock.
Under the terms of our Merger Agreement with Team Health, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $80.25 in cash per share of our common stock, less any applicable withholding tax. This consideration will not be adjusted for changes in the market price of either our common stock or Team Health common stock.
The deal-protection provisions of the merger agreement may deter alternative transactions which could be advantageous when compared to the terms and conditions of the merger with Team Health, and, in certain circumstances, may require us to pay Team Health a $47 million termination fee.
As a result of certain “deal-protection” provisions of the Merger Agreement, it is possible that a third party who might be interested in pursuing an alternative transaction with us would be discouraged from doing so. Any such proposal might be advantageous to our stockholders when compared to the merger with Team Health. In particular, provisions of the Merger Agreement which require the payment by us of a $47.0 million termination fee may deter third parties from proposing alternative business transactions that might result in greater value to our stockholders than the merger. In addition, in the event the Merger Agreement is terminated by us in circumstances that may obligate us to pay a termination fee, our stock price may decline as result of this reimbursement, our financial condition could be adversely affected and/or a potential competing third party proposing an alternative transaction may propose less favorable terms than it might otherwise have proposed.
Certain directors and executive officers have interests in the merger that may be different from, or in addition to, or conflict with interests of our stockholders generally.
Some directors and executive officers may have interests in the merger that differ from, are in addition to or conflict with interests of our stockholders. For example, the executive officers who provided information to our board of directors relating to the merger, have severance benefit arrangements, rights to acceleration of stock options or other equity awards and other benefits on a change in control and rights to ongoing indemnification that provide them with interests in the merger that may differ from our stockholders generally. Stockholders should be aware of these interests when considering the recommendation of the board of directors that they vote in favor of adopting the Merger Agreement and the transactions contemplated thereby, including the merger.
Risks Relating to Our Business and our Common Stock
The healthcare industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.
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

•
a provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, directly or indirectly, to induce the referral or recommendation of individuals for items and services covered, in whole or in part, by federal healthcare programs such as Medicare and Medicaid;

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

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which are not necessarily limited to relationships involving governmental payors;

•
provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act (HIPAA) that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act (HITECH) limiting how covered entities, business associates and business associate sub-contractors may use and disclose protected health information (PHI) and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	state law privacy protections that may extend beyond limitations on covered entities’, business associates’, and business associate sub-contractors’ use of PHI;

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

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•
provisions of the Social Security Act (emanating from the Deficit Reduction Act (DRA)) that require entities that make or receive annual Medicaid payments of $5.0 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

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

Although the underlying government lawsuit is still in an early stage and no liability has been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our current and former directors and officers. We are named as a nominal defendant in both suits. The actions both assert alleged breaches of fiduciary duties related to our billing practices, and incorporate allegations from the False Claims Act case. The lawsuits seek a variety of relief, including monetary damages and injunctive relief. On December 4, 2014, the derivative lawsuits were consolidated into one lawsuit. On April 15, 2015, we filed a motion to stay the consolidated derivative lawsuit, pending the resolution of the False Claims Act case. That motion remains pending. Upon agreement of the parties, the motion to stay has been held in abeyance until November 2, 2015.

Merger-Related Litigation
In connection with the proposed merger of IPC with Team Health Holdings, Inc., on August 14, 2015, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names IPC, each of our current directors, Team Health, and Team Health’s merger subsidiary, Intrepid Merger Sub, Inc. (“Sub”), as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The lawsuit also alleges that IPC, Team Health, and Sub aided and abetted those alleged breaches of fiduciary duties by the individual defendants. The lawsuit seeks, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class including rescissory damages in favor of the plaintiff and the class; and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).

By Order dated September 11, 2015 (the “Consolidation Order”), the Smukler and Crescente actions were consolidated, and all further litigation relating to or arising out of the merger were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation, C.A. No. 11392-CB (the “Consolidated Action”).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc., C.A. No. 11516-CB, was filed in the Delaware Court of Chancery. Under the Consolidation Order, this action is required to be consolidated with the previously-filed actions. On September 18, a Verified Consolidated Class Action Complaint was filed in the Consolidated Action.  On October 2, the defendants moved to dismiss the operative complaint.

Florida Medicaid Reimbursement Suspension
We received notice on August 7, 2015 that the Florida Agency for Health Care Administration (“AHCA”) temporarily suspended Medicaid fee-for-service and Medicaid managed care payments to our Florida affiliate, InPatient Consultants of Florida, Inc. d/b/a IPC of Florida, because IPC of Florida is “under investigation by a state or federal agency.” Since receiving this notice, and based on its failure to contain the required specificity under the applicable federal regulations, we have sought additional information from AHCA regarding the basis of the payment suspension, including through repeated discussions with the responsible AHCA officials; by submitting a request for documents through the Florida Public Records Law (“PRL”) on August 27, 2015; and by filing a petition for formal administrative review on September 4, 2015.

Following these actions, we received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of [i]npatient [h]ospital [c]are, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, we have continued to engage with AHCA to obtain information that would enable us to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015; continuing to pursue formal administrative review of the payment suspension; and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with applicable federal regulations.
It is not possible to predict when any of the above matters may be resolved, the time or resources that we will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on our business, consolidated financial position, results of operations, or cash flows.

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
We process and maintain sensitive personal information, including health information and other personal information subject to federal and state regulations. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH, as well as laws governing our use of other personal information, such as social security numbers. As part of our medical record keeping, third-

party billing, and other services, we collect and maintain PHI in paper and electronic format. Our IPC-Link ® platform relies heavily on the electronic exchange of PHI. We also regularly collect sensitive personal information and maintain proprietary and other confidential information relating to our business, and we maintain sensitive personal information about our employees, such as their social security numbers, bank account details, and similar information. Despite our efforts to prevent security and privacy breaches and unauthorized use of such information, they may still occur. An unauthorized person may penetrate our security systems, misappropriate or compromise personal or other sensitive information, or cause disruptions to our business operations. The sensitive data stored on our systems and at our facilities may be lost, stolen, or compromised due to acts of vandalism or theft, human error, or some other event. Likewise, employees, unintentionally or intentionally, may exceed their authorized access to our information systems and inadvertently or maliciously misuse such information.

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

Further, if our announced merger with Team Health is not completed, then new privacy or security laws, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle sensitive personal information and healthcare-related data and communicate with payors. In addition, compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. In particular, as a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.
Each time a new affiliated clinician joins us, we must enroll the affiliated clinician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the clinician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated clinicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues if our announced merger with Team Health is not completed.

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

We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated clinicians, and, if our announced merger with Team Health is not completed, we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

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

We are dependent on our affiliated clinicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenens physicians or to increase clinician compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new clinicians with the expertise necessary to provide services within our business and our ability to renew contracts with existing clinicians on acceptable terms. If our announced merger with Team Health is not completed and we do not renew such contracts, our ability to provide services could be adversely affected. Our clinician turnover rate increased in 2014, but generally remained stable over the prior three years. If the turnover rate were to increase significantly, our growth could be impeded.

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

Although we believe that the non-competition and other restrictive covenants of our affiliated clinicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. If our announced merger with Team Health is not completed and a substantial number of our affiliated clinicians leave and we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition and results of operations could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants and it could be costly to enforce such covenants.

Restrictions on immigration may affect our ability to compete for and provide services to our clients, which could adversely affect our ability to meet growth and revenue targets.
While all of our affiliated clinicians have completed residencies in the United States, as of September 30, 2015, approximately 8% of our employed clinicians were not U.S. citizens. The ability of these affiliated clinicians to work in the United States depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on our ability to recruit clinicians. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to hire clinicians in a timely manner.

Our reliance on work visas for a number of our affiliated clinicians makes us particularly vulnerable to legislative changes and strict enforcement of new national security procedures, as it affects our ability to hire clinicians who are not U.S. citizens. If our announced merger with Team Health is not completed and we are not able to obtain a sufficient number of visas for these affiliated clinicians or encounter delays or additional costs in obtaining or maintaining such visas, our ability to recruit and retain clinicians and meet our growth and revenue targets could be adversely affected.

We may not make appropriate acquisitions, may fail to integrate them into our business, and/or these acquisitions may alter our current payor mix.
If our announced merger with Team Health is not completed, our business will continue to be partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist and post-acute care services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

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
In connection with our acquisition of physician practices, we have an established liability of $28.6 million as of September 30, 2015 representing our estimate of the fair value of contingent consideration to be paid. The fair value of such contingent considerations is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired practices during a measurement period, changes to our estimate of projected operating results of the acquired practices may have an adverse effect on our consolidated results of operations.

Changes in the rates or methods of third-party reimbursements may adversely affect our operations.
The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates.
On April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on the APM in which the physician participates. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payments models on our business at this time.
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
In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the BCA called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs.  Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months. Thus far, this 2.0 percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated clinicians reduced our net patient revenue per encounter by approximately 1.0 percent
Moreover, the instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. In recent years, the government has enacted a patchwork of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. Most recently, on September 30, 2015, Congress passed the TSA Office of Inspection Accountability Act of 2015, which is a temporary spending measure that funds the government through December 11, 2015. However, this new law is a temporary measure that does not resolve the debt ceiling issue. Many members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

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
In general, our affiliated clinicians may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. In the event our announced merger with Team Health is not completed and we continue our operations, such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated clinicians who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would reduce access to certain populations of patients within the hospital.

Many states prohibit business entities from owning or controlling medical practices.
The laws in many of the states in which we operate, or may operate in the future if our announced merger with Team Health is not completed, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing the physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. There is a risk that state authorities or courts may find that our relationships with our affiliated clinicians and our practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, authorities or courts could determine that we have not complied with new laws which may be enacted if our announced merger with Team Health is not completed, rendering our arrangements illegal. If any of these events occur, we may be subject to fines and penalties, and changes in our business model may be required.

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
If our announced merger with Team Health is not completed, we may require additional equity or debt financing for additional working capital, to consummate acquisitions or if we suffer significant losses. In the event additional financing is unavailable to us, we may be unable to expand or make acquisitions and the price of our common stock may decline.

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
Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded. The amount of goodwill recorded at September 30, 2015 is $492.4 million as compared to stockholders’ equity of $396.7 million.

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

 As a result of the fluctuations caused by these factors and due to the timing of acquisitions and the prospect of our announced merger with Team Health, our results of operations for any quarter are not indicative of results of operations for any future period or full year. These variations in our results of operations could contribute to volatility in the price of our common stock. In addition, we have significant fixed operating costs, including physician practice salaries and benefits and, as a result, are highly dependent on patient encounters and the productivity of our affiliated clinicians to sustain profitability.

Provisions in our charter documents could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.
We have entered into a Merger Agreement to be acquired by Team Health. In the event such merger is not completed, our amended and restated certificate of incorporation and our bylaws contain several provisions that may make it substantially more difficult for another third-party to acquire us. This may make it more difficult or expensive for such third-party to acquire a majority of our outstanding common stock. If the merger with Team Health is not completed, these provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Our ability to designate the rights and preferences of undesignated preferred stock could result in the issuance of stock with rights and preferences that are superior to those of our common stock, which could reduce the value of our common stock if our announced merger with Team Health is not completed.
Our amended and restated certificate of incorporation authorizes our board of directors to designate by resolution, different classes and/or series of stock from the 15,000,000 shares of preferred stock authorized. Our board of directors is also empowered to fix the relative rights, preferences, privileges and limitations of each class or series of preferred stock. This means that our board of directors may issue shares of preferred stock with rights and preferences, including, among other things, dividend, liquidation, redemption and voting rights that are superior to the rights, preferences and privileges of the shares of our common stock. In addition, we may issue other securities, such as convertible promissory notes, that may have rights and preferences that are superior to those of the shares of our common stock. In addition, our board of directors has the ability, without further stockholder approval, to issue additional shares of our common stock and securities exercisable for, convertible into or exchangeable for shares of our authorized capital stock. If our merger with Team Health is not completed, the ability of our board of directors to designate the rights and preferences of the preferred stock could impede or deter an unsolicited tender offer, merger or takeover of our business, or make a change of control of our company difficult to accomplish. In addition, the issuance of shares of our common stock or other securities having rights and preferences superior to those of our outstanding common stock could reduce the value of our common stock if the merger is not completed.

We do not intend to pay cash dividends on our common stock, which means that capital appreciation, if any, of our common stock will be our stockholders’ only source of gain if our announced merger with Team Health is not completed, or $80.25 per share is not paid in cash in connection with the merger.
We do not intend to pay cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business in the event the merger with Team Health is not completed and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future if the merger is not completed.
ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE

ITEM 6.    EXHIBITS
(a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 41 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2015.

IPC HEALTHCARE, INC.

By:	/s/ ADAM D. SINGER, M.D.
Adam D. Singer, M.D. Chief Executive Officer

By:	/s/ RICK KLINE
Rick Kline Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of August 4, 2015, by and among Team Health Holdings, Inc., the Company and Intrepid Merger Sub, Inc. (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2015)

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